Form 10-Q
period 2008-06-30
Global Risk Management & Investigative Solutions
filed 2008-08-13
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GLOBAL RISK MANAGEMENT &
INVESTIGATIVE SOLUTIONS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3950 East Patrick Lane
Suite 101
Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 798-0200
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2008, was 4,180,500 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$109,478	$135,002
Accounts receivable	1,615	3,960
Total current assets	111,093	138,962

Total assets	$111,093	$138,962

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$50,413	$4,122

Total current liabilities	50,413	4,122

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
4,180,500 and 4,040,000 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	4,181	4,040
Additional paid in capital	200,944	165,960
(Deficit) accumulated during development stage	(144,445)	(35,160)

Total stockholders' equity	60,680	134,840

Total liabilities and stockholders' equity	$111,093	$138,962

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statement of Operations
Unaudited

		May 2, 2007		May 2, 2007
	Three Months Ended	(Inception) to	Six Months Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2008

Revenue	$3,712	$-	$11,694	$16,029

Expenses:
Direct costs	1,826	-	3,286	$8,700
Direct costs – related party	(23)	-	4,952	4,010
General and administrative expenses	1,303	-	2,318	3,650
Professional fees	68,025	-	105,025	120,025
Promotional and marketing	5,366	-	5,366	24,057
Total expenses	76,497	-	120,947	160,442

Net operating (loss)	(72,785)	-	(109,253)	$(144,413)

Other income (expense):
Interest expense	-	-	(32)	(32)

Total other (expense)	-	-	(32)	(32)

Net (loss)	$(72,785)	$-	$(109,285)	$(144,445)

Weighted average number of common shares
outstanding - basic and fully diluted	4,180,500	-	4,120,505

Net (loss) per share - basic and fully diluted	$(0.02)	$-	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

	Six Months Ended	May 2, 2007 (Inception)	May 2, 2007 (Inception)
	June 30,	to June 30,	to June 30,
	2008	2007	2008
Cash flows from operating activities
Net (loss)	$(109,285)	$-	$(144,445)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Increase (decrease) in liabilities:
Accounts receivable	2,345	-	(1,615)
Accounts payable	46,291	-	50,413
Net cash used by operating activities	(60,649)	-	(95,647)

Cash flows from financing activities
Issuance of common stock	35,125	-	205,125
Net cash provided by financing activities	35,125	-	205,125

Net increase (decrease) in cash	(25,524)	-	109,478
Cash, beginning	135,002	-	-

Cash, ending	$109,478	$-	$109,478

Supplemental disclosures:
Interest paid	$32	$-	$32

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period from May 2, 2007 (inception) through December 31, 2007 and notes thereto included in form S-1/A as filed on June 13, 2008 with the Securities Exchange Commission. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Summary of accounting policies

As of January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operations or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $144,445 for the period of May 2, 2007 (inception) through June 30, 2008.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Note 4 – Stockholders’ equity

We are authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

In August 2007, we issued 3,500,000 founders shares for cash in the amount of $35,000.

In November 2007, we issued 440,000 shares of our common stock pursuant to subscription agreements for cash totaling $110,000.

In December 2007, we issued 100,000 shares of our common stock pursuant to subscription agreements for cash totaling $25,000.

In March 2008, we issued 140,500 shares of our common stock pursuant to subscription agreements for cash totaling $35,125.

Note 5 – Related party transactions

During the six months ended June 30, 2008, we incurred investigative fees to a founder, Global Intelligence Network, LLC, totaling approximately $4,952. As of June 30, 2008, all fees were paid in full.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to implement our business plan of providing a single source for risk management and security solutions;
o	inability to raise additional financing for working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures; and
o	other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

Item 2. Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Global”, “the Company”, and similar terms refer to Global Risk Management & Investigative Solutions unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Global is a development stage company incorporated in the State of Nevada in May of 2007. We were formed to provide investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients.

On November 15, 2007, we entered into a Strategic Alliance Agreement with Global Intelligence Network, a Nevada corporation, Attorney's Process & Investigation Services, Inc., a Wisconsin corporation, Griffin Investigations, a Nevada corporation, AmericanChecked, Inc., a Oklahoma corporation, GGS-US Ltd., a Nevada corporation, International Investigative Solutions, a Nevada corporation and AP-ID Incorporated, a Nevada corporation (hereinafter referred to individually as "Member" and collectively as "Members"), whereas the Members and Global agreed to market and perform certain complementary business consulting services.

As a result of the Strategic Alliance Agreement we have become a one source risk management and security solution for multiple industries.

Since our inception on May 2, 2007 through June 30, 2008, we have generated $16,029 in revenues and have incurred a net loss of $144,445.  For the three months ended June 30, 2008, we generated $3,712 in revenues and incurred a net loss of $72,785.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on marketing our risk management and security services.  We recently filed an S-1 registration statement to raise capital, and with those proceeds, we believe will allow us to grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.  The anticipated capital we expect to raise in the recently filed offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2007 and June 30, 2008, our cash balance was $135,002 and $109,478, respectively. Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from our services, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Global as a going concern. Global may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Global be unable to continue existence.

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising to assist us in determining the allocation of our limited advertising dollars.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in the number of employees.

We are a development stage company and currently do not have any employees.  We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Global does not expect to enter into financial instruments for trading or hedging purposes. Global does not currently anticipate entering into interest rate swaps and/or similar instruments.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Kyle Edwards and Principal Financial Officer, Peter Maheu, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Messrs. Edwards and Maheu concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

We are a development stage company organized in May 2007 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in May of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated minimal revenues, (ii) accumulated deficits of $35,160 as of December 31, 2007 and $144,445 as of June 30, 2008, and (iii) we have incurred losses of $35,160 for the fiscal year ended December 31, 2007 and $72,785 for the three months ended June 30, 2008, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. In addition, we have entered into a Strategic Alliance Agreement seven (7) other companies (the "Members") who are independently in various risk management and security solutions businesses. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Global Risk Management & Investigative Solutions to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

Competitive conditions could materially adversely affect our business.

The markets in which we do, and intend to do business are highly competitive with few barriers to entry. In most service areas in which we operate, there is at least one competitor that is significantly larger or more established than we are in the delivery of that particular service. Most of our competitors have significantly larger financial and other resources than we have and have long-established relationships with their clients, which also are likely to be clients or prospective clients of ours. In addition, large multinational security services providers have indicated an interest in expanding their services to include value-added services such as some of the risk mitigation services we provide.

We are highly dependent on our officers and directors.

We rely heavily on our officers and directors to provide services and for continued business development. It would be difficult to replace any of our officers and directors at such an early stage of development of Global. Global’s business could be materially adversely affected if a number of our officers and directors were to leave and if Global were unable to retain qualified replacements.

We may need to raise additional capital, which may not be possible.

Although we believe that the net proceeds of our offering will be sufficient to fund our general working capital needs for not less than six months, there can be no assurance that we will be able to generate sufficient funds from operations to support ongoing operations after such period of time.  In the event that we would need additional debt or equity financing to support operations, there is no assurance that we would be able to raise such capital in an amount sufficient to continue our operations after the proceeds of the offering have been used. In the event we require additional financing, we will seek such financing through bank borrowing, debt or other equity financing, corporate partnerships or otherwise. We cannot assure you that such financing would be available to the Company in the amounts or at the times we may require the financing, or if we do obtain any financing that it would be on terms that would allow us to achieve profitability and to sustain our business. We do not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of our common stock on terms that have not yet been established. These terms may be more favorable to future investors than those contained herein.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our offering.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-150954), related to our initial public offering, was declared effective by the SEC on June 16, 2008.  A total of 1,000,000 new shares of common stock were registered with the SEC with an aggregate offering price of $500,000.  All of these shares were registered on our behalf.  As of the date of this filing the Company has not sold any shares under the registration statement.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended June 30, 2008.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the second quarter of 2008.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibits

Incorporated by reference

Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

3(i)(a)	Articles of Incorporation filed on May 2, 2007		S-1		3(i)(a)	5/16/08

3(ii)(a)	Bylaws		S-1		3(ii)(a)	5/16/08

31.1	Certification of Kyle Edwards pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification Peter Maheu pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Kyle Edwards pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification Peter Maheu pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Risk Management & Investigative Solutions
(Registrant)

August 12, 2008	By:	/S/ Kyle Edwards

Date		Kyle Edwards, Chief Executive Officer & President
(On behalf of the Registrant and as Principal Executive Officer)

August 12, 2008	By:	/S/ Peter Maheu

Date		Peter Maheu, Chairman & Treasurer
(On behalf of the Registrant and as Principal Financial Officer)