Form 10-Q
period 2008-09-30
Global Risk Management & Investigative Solutions
filed 2008-11-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 4, 2008, was 4,284,110 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$140,303	$135,002
Accounts receivable	1,779	3,960
Total current assets	142,082	138,962

Total assets	$142,082	$138,962

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$50,214	$4,122
Accrued expenses	136	-
Customer deposits	63,999	-
Total current liabilities	114,349	4,122

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
4,284,110 and 4,040,000 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	4,284	4,040
Additional paid in capital	226,744	165,960
(Deficit) accumulated during development stage	(203,295)	(35,160)
Total stockholders' equity	27,733	134,840

Total liabilities and stockholders' equity	$142,082	$138,962

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Operations
Unaudited

				May 2, 2007	May 2, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	(Inception) to	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenue	$44,026	$-	$55,720	$-	$60,055

Expenses:
Direct costs	42,932	-	46,263	-	47,054
Direct costs - related party	-	-	4,930	-	8,940
General and administrative expenses	1,691	3,936	3,987	3,936	4,989
Professional fees	58,253	-	163,278	-	178,278
Promotional and marketing	-	-	5,366	-	24,057
Total expenses	102,876	3,936	223,824	3,936	263,318

Net operating (loss)	(58,850)	(3,936)	(168,104)	(3,936)	(203,263)

Other income (expense):
Interest expense	-	-	(32)	-	(32)
Total other (expense)	-	-	(32)	-	(32)

Net (loss)	$(58,850)	$(3,936)	$(168,136)	$(3,936)	$(203,295)

Weighted average number of common shares
outstanding - basic and fully diluted	4,195,141	1,750,000	4,145,565	1,066,225

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	Nine Months Ended	May 2, 2007 (Inception)	May 2, 2007 (Inception)
	September 30,	to September 30,	to September 30,
	2008	2007	2008
Cash flows from operating activities
Net (loss)	$(168,136)	$(3,936)	$(203,295)
Shares issued for services	25,903	-	25,903
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Accounts receivable	2,181	-	(1,779)
Accounts payable	46,093	-	50,214
Accrued expenses	136	-	136
Customer deposits	63,999	-	63,999
Net cash used by operating activities	(29,824)	(3,936)	(64,822)

Cash flows from financing activities
Issuance of common stock	35,125	34,975	205,125
Net cash provided by financing activities	35,125	34,975	205,125

Net increase (decrease) in cash	5,301	31,039	140,303
Cash, beginning	135,002	-	-
Cash, ending	$140,303	$31,039	$140,303

Supplemental disclosures:
Interest paid	$32	$-	$32
Income taxes paid	$-	$-	$-

Non-cash disclosures:
Shares issued for services	$25,903	$-	$25,903

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

Note 2 – Summary of accounting policies

As of January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $203,295 for the period of May 2, 2007 (inception) through September 30, 2008.

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

Note 4 – Customer deposits

On August 1, 2008, we agreed to provide international investigative consulting services to a business organization in exchange for a monthly fee of $20,833. As of September 30, 2008, we have received a total of $63,999 in excess of current billings which has been recorded as a customer deposit at September 30, 2008.

Note 5 – Related party transactions

During the nine months ended September 30, 2008, we incurred investigative fees to a founder, Global Intelligence Network, LLC, totaling approximately $4,930. As of September 30, 2008, all fees were paid in full.

Note 6 – Stockholders’ equity

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In September 2008, we issued 103,610 shares of our common stock for legal services performed in connection with our regulatory filings. We have recorded an expense of professional fees in the amount of $25,903, the fair value of the shares issued.

Note 7 – Subsequent events

On October 10, 2008, we entered into an Employment Agreement with our Chief Executive Officer, Mr. Kyle Edwards. The agreement is for a term of one year commencing on October 10, 2008 and expiring October 10, 2009 with options to renew for two additional one year terms. Pursuant to the agreement, Mr. Edwards will receive annual compensation in the amount of $125,000 during his initial term with an increase to $135,000 annually upon the first renewal and $175,000 for the second. Further, Mr. Edwards will be eligible to participate in Stock Option Plans of the Company and will be entitled to receive periodic bonuses through the achievement of board directed milestones.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In September of 2008, Mr. Steve Toneguzzo, a director of the Company and President of GGS-US Ltd., a Member pursuant to the Strategic Alliance Agreement, resigned his position as a director of the Company and requested to be terminated from the Strategic Alliance Agreement. As a result of Mr. Toneguzzo’s resignation the Company and the Members entered into an addendum to the Strategic Alliance Agreement to replace GGS-US Ltd. as a member with Spriggs Inc., a private investigations and security firm specializing in high end retail and executive protection. Spriggs Inc., is licensed in multiple states with international capabilities.

Additionally, in October 2008 the board of directors appointed Michael Spriggs, President of Spriggs Inc. to serve on the Company’s board of directors.

Since our inception on May 2, 2007 through September 30, 2008, we have generated $60,055 in revenues and have incurred a net loss of $203,295.  For the three months ended September 30, 2008, we generated $44,026 in revenues and incurred a net loss of $58,850.

On August 1, 2008, we agreed to provide international investigative consulting services to a business organization in exchange for a monthly fee of $20,833. As of September 30, 2008, we have received a total of $63,999 in excess of current billings.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Operation Plan

During the next twelve months we plan to continue to focus our efforts on marketing our risk management and security services.  In June 2008 we filed an S-1 registration statement to raise capital, and with the proceeds we expect to raise, we believe will allow us to grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2007 and September 30, 2008, our cash balance was $135,002 and $140,303, respectively. Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We are a development stage company and as of September 30, 2008, we did not have any employees. In October 2008, we entered into an employment agreement with Kyle Edwards, President and Chief Executive Officer of the Company. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Employment Agreement

Kyle Edwards. On October 10, 2008, we executed an employment agreement with our President and CEO, Kyle Edwards, wherein Mr. Edwards agreed to serve as the Company’s Chief Operating Officer to supervise and control all of the business and affairs of the Company. The term of the agreement commenced on October 10, 2008 and shall continue until October 10, 2009. The term of the agreement shall automatically be extended for additional two (2) year renewal terms unless earlier terminated. We agreed to compensate Mr. Edwards an initial base salary of $125,000. Upon the first renewal, annual compensation shall increase to $135,000 and upon the third renewal, annual compensation shall increase $175,000.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Kyle Edwards and Principal Financial Officer, Peter Maheu, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Messrs. Edwards and Maheu concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

We were incorporated in May of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated minimal revenues, (ii) accumulated deficits of $35,160 as of December 31, 2007 and $203,295 as of September 30, 2008, and (iii) we have incurred losses of $35,160 for the fiscal year ended December 31, 2007 and $58,850 for the three months ended September 30, 2008, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. In addition, we have entered into a Strategic Alliance Agreement with seven (7) other companies (the "Members") who are independently in various risk management and security solutions businesses. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Global Risk Management & Investigative Solutions to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

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

As of the date of this filing, there is no public market for our common stock. Although we have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2008, we issued 103,610 shares of our restricted common stock to Stoecklein Law Group for services rendered to the Company. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that the recipient was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended September 30, 2008.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2008.

Item 5.                       Other Information.

None.

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

Global Risk Management & Investigative Solutions
(Registrant)

November 13, 2008	By:	/s/Kyle Edwards
Date		Kyle Edwards, Chief Executive Officer & President
(On behalf of the Registrant and as Principal Executive Officer)

November 13, 2008	By:	/s/Peter Maheu
Date		Peter Maheu, Chairman & Treasurer
(On behalf of the Registrant and as Principal Financial Officer)