Form 10-Q/A
period 2008-09-30
Global Risk Management & Investigative Solutions
filed 2008-12-05
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 4, 2008, was 4,284,110 shares.

**EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended September 30, 2008.

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

Global Risk Management & Investigative Solutions
(Registrant)

December 3, 2008	By:	/s/ Kyle Edwards
Date		Kyle Edwards, Chief Executive Officer & President
(On behalf of the Registrant and as Principal Executive Officer)

December 3, 2008	By:	/s/ Peter Maheu
Date		Peter Maheu, Chairman & Treasurer
(On behalf of the Registrant and as Principal Financial Officer)