Form 10-Q/A
period 2008-12-05
Global Risk Management & Investigative Solutions
filed 2008-12-05
CIK 1429592

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

**EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended June 30, 2008.

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statement of Operations
Unaudited

		May 2, 2007		May 2, 2007
	Three Months Ended	(Inception) to	Six Months Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2008

Revenue	$3,712	$-	$11,694	$16,029

Expenses:
Direct costs	1,826	-	3,286	8,700
Direct costs – related party	(23)	-	4,952	4,010
General and administrative expenses	1,303	-	2,318	3,650
Professional fees	68,025	-	105,025	120,025
Promotional and marketing	5,366	-	5,366	24,057
Total expenses	76,497	-	120,947	160,442

Net operating (loss)	(72,785)	-	(109,253)	(144,413)

Other income (expense):
Interest expense	-	-	(32)	(32)
Total other (expense)	-	-	(32)	(32)

Net (loss)	$(72,785)	$-	$(109,285)	$(144,445)

Weighted average number of common shares
outstanding - basic and fully diluted	4,180,500	-	4,120,505

Net (loss) per share - basic and fully diluted	$(0.02)	$-	$(0.03)

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