Form 10-K
period 2008-12-31
Global Risk Management & Investigative Solutions
filed 2009-04-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS

(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3950 East Patrick Lane, Suite 101
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 798-0200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes  ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☒ Yes   ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $321,027.50 based on a share value of $0.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,784,110 shares of common stock, $0.001 par value, outstanding on April 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS
FORM 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or regional economic, market and political conditions;
•	our ability to diversify our operations;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-K references to “Global Risk”, “Global”, “the Company”, “we,” “us,” “our” and similar terms refer to Global Risk Management & Investigative Solutions.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.globalriskmanagement.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Global Risk Management & Investigative Solutions, 3950 East Patrick Lane, Suite 101, Las Vegas, Nevada  89120.

PART I

Item 1. Business.

Business Development

Global Risk Management & Investigative Solutions (“Global”) was incorporated in the state of Nevada on May 2, 2007. The Company was established to provide investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients.

On November 15, 2007, we entered into a Strategic Alliance Agreement with Global Intelligence Network, a Nevada corporation, Attorney’s Process & Investigation Services, Inc., a Wisconsin corporation, Griffin Investigations, a Nevada corporation, AmericanChecked, Inc., a Oklahoma corporation, GGS-US Ltd., a Nevada corporation, International Investigative Solutions, a Nevada corporation and AP-ID Incorporated, a Nevada corporation (hereinafter referred to individually as “Member” and collectively as “Members”), whereas the Members and Global agreed to market and perform certain complementary business consulting services. Global was created to be a one source risk management and security solution for multiple industries and the Members are independently in various risk management and security solutions businesses, including investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients. A copy of the agreement is attached to this report as Exhibit 10.1.

The term of the agreement began on November 15, 2007 and will expire in five (5) years, November 16, 2012. The agreement will be automatically renewed for successive one (1) year periods unless either party gives written notice of termination to the other party at least thirty (30) days prior to the date of expiration.

Pursuant to the agreement, Global will act as the coordinator of referrals originating from Members to Members. Members will be compensated for actual sales of products and services to customers and end users resulting from sales referrals generated by other Members. All referrals will be submitted to Global by the Members (“Referral Provider”) and Global will determine which Member (“Recipient”) to refer the referral to based upon each Members product, services, and ability to service the customer or end user. The Recipient will pay Global a ten percent (10%) commission for sales of Recipient’s products and services. Global will pay the Referral Provider one-half of the collected commission.

In the second half of fiscal 2008 we were noticing the effects of the overall global recession and slowdown in consumer and business spending throughout the United States. As a result, we believe our future revenues and results of operations throughout fiscal 2009 will continue to be severely impacted by the recession. Further, we do not believe the results of operations set forth in this report are indicative of future performance.

Business of Issuer

Global, together with the Members, is a global provider of complementary risk consulting services. Pursuant to the Strategic Alliance Agreement, Global provides the client a single source for all their risk management and security solutions. The Members chosen were hand picked for their outstanding expertise.

Members and Services

Global Intelligence Network. Global Intelligence Network is a private investigative firm which conducts background investigations of individuals and companies for governmental compliance, regulatory due diligence, pre-employment backgrounds and employee re-evaluations in over 70 countries.

Attorney’s Process & Investigation Services, Inc. Attorney’s Process & Investigation Services, Inc. provides litigation support services and assists corporations and government agencies with their growing investigative support needs. They also provide local, regional, national, and international clients with successful solutions to their security and personnel challenges.

Griffin Investigations. Griffin Investigations is the exclusive international supplier of surveillance intelligence data providing complete historical database available to gaming establishments. Griffin also provides the first step in defense from suspected cheaters and counters assisting in identifying the subject.

AmericanChecked, Inc. AmericanChecked, Inc. is a single source provider offering a complete menu of background screening, assessment and drug testing services.

Spriggs, Inc.    Spriggs, Inc. is a private investigations and security firm specializing in high end retail and executive protection. Spriggs provides upscale security related services to corporate clientele through three business divisions: retail services, associated services and executive services.

International Investigative Solutions. International Investigative Solutions is a provider of background investigations of individuals and companies for pre-employment backgrounds and employee re-evaluations.

AP-ID Incorporated. AP-ID Incorporated produces ePAC. ePAC, Electronic Patriot Act Compliance, is comprised of sophisticated document scanner and revolutionary software that identifies the form of document, authenticates that the document is valid, and then validates the individuals’ status against nations “watch” lists as well as the clients own internal lists, and procedures.

Competition

We compete with numerous other risk management and security solutions companies. Many of these competitors have substantially greater resources than us. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Personnel

We are a development stage company and as of December 31, 2008, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Governmental Regulations

Global’s business is subject to various federal, state, local and foreign laws and regulations. We hold private investigative licenses from, and our investigative activities are regulated by, state and local government agencies in various jurisdictions. Global also uses some data from outside sources, including data from third party vendors and various government and public records services, in performing its services, the use of which is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which Global obtains information and conducts its operations, including its access to data used in Global’s business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with Global’s method of operations and access to data.

Global believes that it currently conducts its activities and operations in substantial compliance with applicable governmental laws and regulations.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Declining economic conditions could negatively impact our business

Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, home prices, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the local economies in which we operate.

Continued instability of the U.S. financial system may have a negative impact on our business.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. Each of the U.S. Treasury, the FDIC and the Federal Reserve Board have developed programs and facilities, including, among others, the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, Congress recently passed the American Recovery and Reinvestment Act of 2009 (the “ARRA”), legislation intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our securities.

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

We were incorporated in May of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated minimal revenues, (ii) accumulated a deficit of $247,137 as of December 31, 2008, and (iii) we have incurred losses of $35,160 for the period from May 2, 2007 (Inception) through December 31, 2007 and $211,977 for the year ended December 31, 2008, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. In addition, we have entered into a Strategic Alliance Agreement with seven (7) other companies (the “Members”) who are independently in various risk management and security solutions businesses. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Global to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

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

If we fail to remain current on our reporting requirements, our common stock, once approved for trading, could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2008.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

We are authorized to issue a total of 10,000,000 shares of “blank check” preferred stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Additional Risks and Uncertainties

We are a diversified financial services company. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties than the ones discussed herein. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive office is located at 3950 East Patrick Lane, Suite 101, Las Vegas, Nevada 89120. We do not lease or rent the property. Office services are provided at no fee by a director.

Item 3. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There is currently no public market for our securities.  We have submitted, through a market maker, for inclusion of our common stock on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of April 3, 2009, there were approximately 39 holders of record of our Common Stock and 4,784,110 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Subsequent Issuances After Year-End.

On February 3, 2009, we completed a sale of unregistered securities under the Securities Act, which constituted over 5% of the number of shares outstanding. We issued 500,000 shares of restricted common stock at $0.25 per share to Kyle Edwards, our Chief Executive Officer, in accordance with provisions of Mr. Edwards’ employment agreement. The 500,000 shares were issued in lieu of Mr. Edwards’ initial base annual salary of $125,000 for the period beginning on October 2008 through October 2009. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-150954), related to our initial public offering, was declared effective by the SEC on June 16, 2008.  A total of 1,000,000 new shares of common stock were registered with the SEC with an aggregate offering price of $500,000.  All of these shares were registered on our behalf.  As of the date of this filing we have not sold any shares under the registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Plan of Operation.

OVERVIEW AND OUTLOOK

Global is a development stage company incorporated in the State of Nevada in May of 2007. We were formed to provide investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients.

On November 15, 2007, we entered into a Strategic Alliance Agreement with Global Intelligence Network, a Nevada corporation, Attorney’s Process & Investigation Services, Inc., a Wisconsin corporation, Griffin Investigations, a Nevada corporation, AmericanChecked, Inc., a Oklahoma corporation, GGS-US Ltd., a Nevada corporation, International Investigative Solutions, a Nevada corporation and AP-ID Incorporated, a Nevada corporation (hereinafter referred to individually as “Member” and collectively as “Members”), whereas the Members and Global agreed to market and perform certain complementary business consulting services.

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

Since our inception on May 2, 2007 through December 31, 2008, we have generated $124,922 in revenues and have incurred a net loss of $247,137.  For the year ended December 31, 2008, we generated $120,587 in revenues and incurred a net loss of $211,977.

On August 1, 2008, we agreed to provide international investigative consulting services to a business organization in exchange for a monthly fee of $20,833. Pursuant to the arrangement, we were to provide these services through December 31, 2008. We have fulfilled the arrangement and recorded $104,165 in consulting fees.

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

A few of the marketing plans we contemplate utilizing during fiscal 2009 include:

•	Attend and market our services at major trade shows such as G2E.
•	Attend and present at major conferences and seminars such as the International Masters of Gaming Law.
•	Attend and give presentation to the International Association of Casino Security in Panama City.
•	Increase our representation in overseas markets such as Australia and Macau.
•	Commence marketing to European markets.
•	Seek to obtain contracts with Indian Gaming companies in the U.S. to expand our services to a variety of tribes such as the Potawatomi Tribal Nation.
•	Advertise our services in publications such as Gaming Times Today.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2008, our cash balance was $45,503. Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We are a development stage company and as of December 31, 2008, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Employment Agreement

Kyle Edwards. On October 10, 2008, we executed an employment agreement with our President and CEO, Kyle Edwards, wherein Mr. Edwards agreed to serve as the Company’s Chief Operating Officer to supervise and control all of the business and affairs of the Company. The term of the agreement commenced on October 10, 2008 and shall continue until October 10, 2009. The term of the agreement shall automatically be extended for additional two (2) year renewal terms unless earlier terminated. We agreed to compensate Mr. Edwards an initial base salary of $125,000. Upon the first renewal, annual compensation shall increase to $135,000 and upon the third renewal, annual compensation shall increase to $175,000.  On February 3, 2009, we issued 500,000 shares of restricted common stock at $0.25 per share to Mr. Edwards in accordance with provisions of Mr. Edwards’ employment agreement. The 500,000 shares were issued in lieu of Mr. Edwards’ initial base annual salary of $125,000 for the period beginning on October 2008 through October 2009. A copy of the employment agreement is attached to this report as Exhibit 10.2.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Risk Management & Investigative Solutions
Las Vegas, Nevada

We have audited the accompanying balance sheet of Global Risk Management & Investigative Solutions (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 and for the periods from May 2, 2007 (inception) through December 31, 2007 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Risk Management & Investigative Solutions as of December 31, 2008, and the results of its activities and cash flows for the year ended December 31, 2008 and for the periods from May 2, 2007 (inception) through December 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has incurred a net loss from operations since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 14, 2009
Las Vegas, Nevada

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$45,503	$135,002
Accounts receivable	560	3,960
Prepaid expenses	1,500	-
Total current assets	47,563	138,962

Total assets	$47,563	$138,962

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$29,467	$4,122
Accrued expenses	2,956	-
Accrued compensation – related party	31,250	-
Total current liabilities	63,673	4,122

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,284,110 and 4,040,000 shares issued and outstanding
as of December 31, 2008 and December 31, 2007, respectively	4,284	4,040
Additional paid in capital	226,743	165,960
(Deficit) accumulated during development stage	(247,137)	(35,160)
Total stockholders’ equity (deficit)	(16,110)	134,840

Total liabilities and stockholders’ equity (deficit)	$47,563	$138,962

The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Operations

	Year Ended December 31,	May 2, 2007 (Inception) to December 31,	May 2, 2007 (Inception) to December 31,
	2008	2007	2008

Revenue	$120,587	$4,335	$124,922

Expenses:
Direct costs	105,297	680	105,977
Direct Costs – related party	11,577	4,122	15,699
General and administrative expenses	12,111	1,002	13,113
Professional fees	166,878	15,000	181,878
Promotional and marketing	5,366	18,691	24,057
Executive compensation	31,250	-	31,250
Total expenses	332,479	39,495	371,974

Net operating (loss)	(211,892)	(35,160)	(247,0522)

Other income (expense):
Interest expense	(85)	-	(85)
Total other (expense)	(85)	-	(85)

Net (loss)	$(211,977)	$(35,160)	$(247,137)

Weighted average number of common shares
outstanding - basic and fully diluted	4,180,391	2,083,292

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Changes in Stockholders’ (Deficit)

			Additional
	Common Stock		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, May 2, 2007 (Inception)	-	$-	$-	$-	$-

August 8, 2007, founders shares issued for cash	1,000,000	1,000	9,000	-	10,000
August 15, 2007, founders shares issued for cash	500,000	500	4,500	-	5,000
August 17, 2007, founders shares issued for cash	500,000	500	4,500	-	5,000
August 20, 2007, founders shares issued for cash	1,000,000	1,000	9,000	-	10,000
August 24, 2007, founders shares issued for cash	500,000	500	4,500	-	5,000
November 5, 2007, shares issued for cash	160,000	160	39,840	-	40,000
November 15, 2007, shares issued for cash	200,000	200	49,800	-	50,000
November 19, 2007, shares issued for cash	80,000	80	19,920	-	20,000
December 18, 2007, shares issued for cash	40,000	40	9,960	-	10,000
December 20, 2007, shares issued for cash	60,000	60	14,940	-	15,000

Net (loss) for the period of May 2, 2007 (inception) to December 31, 2007	-	-	-	(35,160)	(35,160)

Balance, December 31, 2007	4,040,000	4,040	165,960	(35,160)	134,840

March 11, 2008, shares issued for cash	40,000	40	9,960	-	10,000
March 19, 2008, shares issued for cash	60,500	61	15,065	-	15,125
March 26, 2008, shares issued for cash	40,000	40	9,960		10,000
September 18, 2008, shares issued for services	103,610	104	25,799	-	25,903

Net (loss)
For the year ended December 31, 2008	-	-	-	(211,977)	(211,977)

Balance, December 31, 2008	4,284,110	$4,284	$226,743	$(247,137)	$(16,110)

 The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,	May 2, 2007 (Inception) to December 31,	May 2, 2007 (Inception) to December 31,
	2008	2007	2008
Cash flows from operating activities

Net (loss)	$(211,977)	$(35,160)	$(247,137)
Shares issued for services	25,903	-	25,903
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Accounts receivable	3,400	-	(560)
Prepaid expenses	(1,500)	4,122	(1,500)
Accounts payable	25,345	(3,960)	29,467
Accrued expenses	2,956	-	2,956
Accrued compensation – related party	31,250	-	31,250
Net cash (used) by operating activities	(124,623)	(34,998)	(159,621)

Cash flows from financing activities

Issuance of common stock	35,124	170,000	205,124
Net cash provided by financing activities	35,124	170,000	205,124

Net increase (decrease) in cash	(89,499)	135,002	45,503
Cash, beginning	135,002	-	-
Cash, ending	$45,503	$135,002	$45,503

Supplemental disclosures:
Interest paid	$32	$-	32
Income taxes paid	$-	$-	-

The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Note 1 – Summary of Accounting Policies

Nature of business

We were incorporated in the State of Nevada on May 2, 2007 as Global Risk Management & Investigative Solutions. The Company provides a single source for risk management and security solutions and provides investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

At December 31, 2008, our financial instruments consist of cash, accounts receivable and accounts payable. Interest rates currently available to us for long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.
Revenue recognition

The Company recognizes revenue as services are performed.  Amounts billed and collected before services are performed are included in deferred revenue.

Cash and cash equivalents

The Company maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk

We provide services to various customers in the same geographical region. We continually evaluate the creditworthiness of our customers.   We evaluate the collectability of accounts receivable on a combination of factors.  Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us.  We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible.  We do not have any reserves for bad debt at December 31, 2008.

Research & Development

The Company charges expenditures relating to research and development and improvements to expense as incurred.  During the periods ended December 31, 2008 and 2007, $0 has been recorded to expenses.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) at inception date. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008 and 2007, no income tax expense has been incurred.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the period ended December 31, 2008, there were no potentially dilutive securities which may have had an anti-dilutive effect.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Recent issued accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Previous year financial information has been presented to conform with current year financial statement presentation.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $247,137 and negative working capital of $16,110 as of the year ended December 31, 2008.

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

Management’s plan, in this regard, is to raise financing of approximately $500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Note 3 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method.   SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

The provision for income taxes consists of the following:

	2008	2007
Current tax	$—	$—
Deferred tax assets	(72,073)	(11,954)
Valuation allowance	72,073	11,954
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset. Furthermore, the Company has determined that prior net operating loss carryforwards were nullified with the Company’s change in business plan.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$215,887	$73,402	34%
Accrued compensation – related party	31,250	10,625	34%
Valuation Allowance		(84,027)
Deferred Tax Asset – 12/31/2008		$—

During the twelve months ended December 31, 2008, the valuation allowance increased $72,023.

The Company has the following operating loss carry forwards available at December 31, 2008:

Operating Losses
Expires	Amount
2022	215,887

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2008	2007
Expected Tax Provision	$(72,073)	$(11,954)
Increase in valuation allowance	72,073	11,954
	$-0-	$-0-

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

In September 2008, we issued 103,610 shares of our common stock pursuant to a retainer agreement with our securities counsel. We recorded professional fees in the amount of $25,903 representing the fair value of the shares issued.

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended December 31, 2008 and 2007, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $11,577 and $4,122, respectively.

Note 6 – Subsequent events

In January 2009, we authorized the issuance of 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. The shares were subsequently issued on February 3, 2009.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Title(s)	Term
Kyle Edwards	55	Chief Executive Officer, President, and Director	Since June 2007
Julie Hakman	46	Secretary and Director	Since June 2007
Peter Maheu	65	Treasurer, Principal Financial Officer and Chairman	Since June 2007
Beverly Griffin	65	Director	Since June 2007
Steve Toneguzzo(1)	40	Former Director	From June 2007 until September 2008
Dennis Nelson	57	Director	Since June 2007
Michael Pate	57	Director	Since June 2007
Michael Spriggs	59	Director	Since October 2007

(1)	On September 24, 2008, Mr. Toneguzzo resigned as a member of our board of directors.
(2)	On October 10, 2008, Mr. Spriggs was appointed to serve as a member of our board of directors

Kyle Edwards, President and a Director of Global, is also President of International Investigative Solutions, an investigative company specializing in employment backgrounds, gaming compliance, criminal and internal investigations, as well as providing due diligence and loss prevention expertise. Mr. Edwards has thirty four years of investigative experience. Mr. Edwards is a prior chief law enforcement officer with the Las Vegas Metropolitan Police Department, retiring after twenty six years as a Deputy Chief of Investigations. During his law enforcement career he led thousands of criminal investigations including several hundred homicides as well as other violent crimes and white collar crimes and gaming investigations. In addition he supervised undercover narcotic investigations receiving the departments Meritorious Service Award and the U.S. Attorney General’s Safety Award for an undercover operation culminating in Thailand.

After leaving the Las Vegas Metropolitan Police Department Mr. Edwards joined the MGM MIRAGE as Vice President of Corporate Security and Gaming Surveillance. In that role he developed and refined the companies background investigation process with a staff conducting over 35,000 backgrounds a year.

Julie Hakman, Secretary and a Director of Global, is also President of AmericanChecked, Inc., a nationwide screening company dedicated primarily to Gaming industries. Ms. Hakman created AmericanChecked, Inc. (AC), a certified women-owned business, in 2004. Ms. Hakman has over 25 years experience in business leadership. Her involvement in employee screening began in 1997 when Total Information Services, Inc., (TISI/DAC Services), recruited her for her innovative business development strategies and executive leadership accomplishments. Prior to joining TISI / DAC Services, she was the Director of Sales, Marketing and Operations for a leading national specialty retailer. Ms. Hakman is a graduate of the University of Oklahoma, a national member of SHRM, Women’s Business Council, Committee Co-Chair – National Association of Professional Background Screeners (NAPBS), and has served as a consultant to the Casino Management Association Executive Board, and the National Indian Gaming Association. Julie was honored by the National Indian Gaming Association for outstanding contributions, and has been a featured speaker at numerous HR, Gaming and Education events.

Peter Maheu, Treasurer and Chairman of Global, is also President of Global Intelligence Network, an intelligence and investigations firm specializing in due diligence for regulatory compliance in the gaming industry and other business sectors. Mr. Maheu is a licensed Private Investigator in California and Nevada.

Mr. Maheu has written several articles and lectured to various organizations including the International Association of Gaming Attorneys, World President’s Organization, and the California Association of Licensed Investigators on topics such as compliance, due diligence and complex business fraud. Of special interest is Mr. Maheu's extensive research into the emerging gaming markets abroad, with emphasis on organized crime.

Previously, Mr. Maheu was the President of Trademark Protection Services, a firm specializing in trademark and copyright infringement. The largest firm of its kind in the United States, Trademark Protection Services had over 30 reporting offices nationwide comprised of investigators and attorneys. His clients have included The Hard Rock Cafe, 20th Century Fox, Mirage Studios, and the Walt Disney Company.

Mr. Maheu has had an outstanding career spanning both the casino industry and investigative work. A member of Robert A. Maheu Associates, Peter was instrumental in the management of the extensive gaming interests of Mr. Howard Hughes in Las Vegas as well as Mr. Hughes’ other Nevada investments in real estate and mining.

Mr. Maheu has spoken at the Annual Casino Regulatory Compliance for the past three years. He has also spoken at the International Masters of Gaming Law Conference, the International Association of Gaming Attorneys Conference and the World President’s Association.

Mr. Maheu has taught at the California Department of Justice Advanced Training School on International Organized Crime and the gaming industry and has addressed the same topic at the Under Sheriffs Association of California, as well as the North American Gaming Regulators Association, and the National Indian Gaming Regulators Conference.

Mr. Maheu is a member of the Las Vegas Metropolitan Police Department’s Use of Force Board and is the President of the Nevada Society of Professional Investigators.

Beverly Griffin, is a Director of Global. For the past five years Ms. Griffin has been the President of Griffin Investigations, an exclusive international supplier of surveillance intelligence data providing complete historical database available to gaming establishments. Ms. Griffin is also a licensed private investigator.

Stephen Toneguzzo, was a Director of Global, and also the founder, Chief Executive Officer and Chief Scientist of GGS-US, a Technology Risk Management Company contracting with major gaming and non-gaming companies with international holdings. Mr. Toneguzzo has earned degrees in Electronics Systems Engineering and Computer Science, a Masters in Technology Management and is a Registered Chartered Professional Engineer. He also partially completed a PhD in the Evolution of Technology Assisted Gaming.

Mr. Toneguzzo is the CEO and Chief Scientist of GGS. He is an entrepreneur, innovator and researcher. A search of “toneguzzo gaming” in the Google search engine will expose over 440 hits linking to papers, presentation, publications, testimony at Senate hearings, interviews, public debates and various other references from North America, Africa, Europe and Asia. Mr. Toneguzzo is listed as one of Australia’s top 50 inventors (based on patent filings). Mr. Toneguzzo invents the proprietary methodologies used by GGS for tasks such as Sarbanes Oxley Compliance and demonstrating an ROI on systems testing.

Mr. Toneguzzo is past chairman and founding director of several international gaming associations, he has developed policy papers, regulations and internal control standards for several international jurisdictions and has a specific interest in the responsible provision of gambling.

Mr.Toneguzzo currently holds a 01 visa (person of extraordinary ability), in the field of Gaming Technology, issued by the US Department of Justice.

Dennis Nelson, a Director of Global, is also the President of Attorney's Process & Investigation Services, Inc. Mr. Nelson received his B.A. in Communications from the University of Wisconsin-Green Bay and founded API Services, Inc. (“API”) in 1975. Under Mr. Nelson’s guidance, API has grown into a comprehensive loss management and investigative service group. Mr. Nelson has considerable experience investigating individuals and organizations connected with the gaming industry and has been involved in the development of nationally recognized regulatory services for tribal governments throughout the United States. Mr. Nelson was the project director and co-author of the study “Indian Gaming and its Impact on Law Enforcement in Wisconsin.” He has served as Compliance Director (Head of Gaming Enforcement) and played an active role in training and development of several tribal governments throughout the United States. Mr. Nelson has been involved in many significant due diligence investigations of gaming companies, vendors, gaming industry consultants, and executives. Mr. Nelson has headed several task force projects resulting in major regulatory actions on behalf of API’s gaming clients. In addition, Mr. Nelson serves as a consultant to many gaming clients on development issues, industry intelligence and business issues.

Michael Pate, is a Director of Global. From 2006 to the present Mr. Pate has been the Chief Technology Officer of AP-ID Incorporated, a company that produced ePAC. ePac, Electronic Patriot Act Compliance, is comprised of sophisticated document scanner and revolutionary software that identifies the form of document, authenticates that the document is valid, and then validates the individuals' status against nations "watch" lists as well as the clients own internal lists, and procedures. From 2001 to 2006, Mr. Pate was the President to Viper Applications, a software development Company.

Michael Spriggs, is a Director of Global. From 1992 to present, Mr. Spriggs has been the Chief Executive Officer and founder of Michael S. Spriggs Security and Investigations, Inc. (now known as Spriggs, Inc.), a private investigations and security firm specializing in high end retail and executive protection.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and Bylaw Provisions

Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in a company’s articles of incorporation or Bylaws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and Bylaws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or Bylaws. We have not “opted out” from the application of this section.

Apart from Nevada law, however, our articles of incorporation and Bylaws do not contain any provisions which are sometimes associated with inhibiting a change of control from occurring (i.e., we do not provide for a staggered board, or for “super-majority” votes on major corporate issues). However, we do have 10,000,000 shares of authorized “blank check” preferred stock, which could be used to inhibit a change in control.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2008 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent registered public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Business Conduct and Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

As of December 31, 2008, we had not adopted a corporate code of ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2008 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have limited operations and resources.

Compensation Committee

We currently do not have a Compensation Committee of the Board of Directors. Until a formal committee is established our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2008 and 2007 for our chief executive officer, who we refer to throughout this report as our named executive officer. We did not have any other executive officers whose total compensation exceeded $100,000 during the years ended December 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)

Kyle Edwards	2008	$31,250	(1)	—	—	—	$31,250
Chief Executive Officer/President	2007(2)	—		—	—	—	—

(1)
In January 2009, we authorized the issuance of 500,000 shares of our common stock to Mr. Edwards valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. $31,250 was expensed for the year ended December 31, 2008.

(2)	Period from May 2, 2007 (Inception) through December 31, 2007.

Grants of Plan-Based Awards in Fiscal 2008

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2008.

Option Exercises for 2008

There were no options issued or exercised by our named executive officer in fiscal 2008.

Executive Employment Agreements

Kyle Edwards:

On October 10, 2008, we executed an employment agreement with our President and CEO, Kyle Edwards, wherein Mr. Edwards agreed to serve as the Company’s Chief Operating Officer to supervise and control all of the business and affairs of the Company. The term of the agreement commenced on October 10, 2008 and shall continue until October 10, 2009. The term of the agreement shall automatically be extended for additional two (2) year renewal terms unless earlier terminated. We agreed to compensate Mr. Edwards an initial base salary of $125,000. Upon the first renewal, annual compensation shall increase to $135,000 and upon the third renewal, annual compensation shall increase to $175,000.  On February 3, 2009, we issued 500,000 shares of restricted common stock at $0.25 per share to Mr. Edwards in accordance with provisions of Mr. Edwards’ employment agreement. The 500,000 shares were issued in lieu of Mr. Edwards’ initial base annual salary of $125,000 for the period beginning on October 2008 through October 2009. In addition, Mr. Edwards is entitled to the following pursuant to the Employment Agreement:

•	Mr. Edwards will be eligible to participate in Global’s Stock Option Plan during the term of his employment.
•
In the event Global terminates Mr. Edwards’ employment agreement without “cause” (as defined in the Employment Agreement) or Mr. Edwards resigns with “good reason” (as defined in the Employment Agreement), Mr. Edwards shall be entitled to receive, through the end of the term his base salary.

•
If the Employment Agreement is terminated for “cause” (as defined in the Employment Agreement), Mr. Edwards shall receive his base salary through the date of termination.  However, if a dispute arises between Global and Mr. Edwards that is not resolved within 60 days and neither party initiates arbitration, we have the option to pay Mr. Edwards a lump sum of 6 months base salary as “severance payment” rather than pay Mr. Edwards’ salary through the date of termination.

•
In the event Mr. Edwards becomes incapacitated by reason of accident, illness, or other disability whereby he is unable to carry on substantially all of his normal duties for a continuous period of 120 days, the Employment Agreement will terminate and Mr. Edwards will receive his base salary for a 6 month period reduced by the amount of any payment received from disability insurance proceeds.

•	In the event Mr. Edwards dies during the term of the Employment Agreement, Global will pay to the estate of Mr. Edwards his base salary for a period of 6 months.

A copy of Mr. Edwards’ employment agreement is attached to this report as Exhibit 10.2.

Change in Control Arrangements

Global has entered into an employment agreement with Kyle Edwards, its chief executive officer. This employment agreement allows for him to resign for good reason upon a change in control of Global. Upon his resignation for good reason, Mr. Edwards would continue to receive, through the end of the Term of his Agreement, his salary at the rate then in effect.

For purposes of the employment agreement, a change in control is defined as:

(i)           a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction in a transaction approved by the stockholders, or the sale, transfer, or other disposition of more than fifty percent (50%) of the total combined voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

(ii)           the sale, transfer or other disposition of all or substantially all of the our assets in complete liquidation or dissolution of our Company other than in connection with a transaction described in (i) above.

Director Compensation

None of our directors were compensated for the services during the year ended December 31, 2008. However, all directors will be reimbursed for expenses incurred in attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Global’s knowledge, about the ownership of Global’s common stock on April 14, 2009 relating to those persons known to beneficially own more than 5% of Global’s capital stock and by Global’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 4,784,110 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after April 14, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Global’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Kyle Edwards, Chief Executive Officer, President and Director (3)	500,000	10.5%
Julie Hakman, Secretary and Director(3)	500,000	10.5%
Peter Maheu, Treasure, Principal Financial Officer and Chairman(3)	500,000	10.5%
Beverly Griffin, Director(3)	500,000	10.5%
Dennis Helson, Director(3)	500,000	10.5%
Michael Pate, Director(3)	500,000	10.5%
Michael Spriggs, Director(3)	0	—
Stephen Toneguzzo, Former Director and Beneficial Owner P.O. Box 98382 Las Vegas, Nevada 89193	500,000	10.5%

Directors, Officers and Beneficial Owners as a Group	3,500,000	73.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Global: 3950 East Patrick Lane, Suite 101, Las Vegas, Nevada 89120.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2008 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($933); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

The Company utilizes office space provided at no cost from Peter Maheu, a director of the Company. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During the year ended December 31, 2008, we paid referral and investigative fees to our founders totaling approximately $11,011.

Director Independence

Our board of directors currently consists of seven members. Our board of directors has affirmatively determined that Ms. Griffin and Messrs. Nelson, Pate and Spriggs are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Item 14. Principal Accountant Fees and Services.

L.L. Bradford & Company, LLC served as our principal independent public accountants for fiscal 2008 and 2007 years. Aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2008 by L.L. Bradford & Company, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2008	2007

(1) Audit Fees(1)	$18,500	$-0-
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	-	-
(4) All Other Fees	-	-
Total fees paid or accrued to our principal accountant	$18,500	$-0-

(1)
Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)
Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns.

(5) Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of L.L. Bradford & Company for the proposed services. In fiscal 2008, all fees paid to L.L. Bradford & Company were unanimously pre-approved in accordance with this po.

(6) Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Articles of Incorporation dated May 2, 2007		S-1		3.1(i)(a)	05/16/08
3.1(ii)(a)	Bylaws		S-1		3.1(ii)(a)	05/16/08
10.1	Strategic Alliance Agreement dated November 15, 2007	X
10.2	Employment Agreement with Kyle Edwards	X
31.1	Certification of Kyle Edwards pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Peter Maheu pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kyle Edwards pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Peter Maheu pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS

By:	/s/ Kyle Edwards
Kyle Edwards, Chief Executive Officer/President

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Kyle Edwards	Chief Executive Officer, President &	April 9, 2008
Kyle Edwards	Director (Principal Executive Officer)

/s/ Peter Maheu	Treasurer (Principal Financial Officer)	April 9, 2008
Peter Maheu	& Chairman

/s/ Julie Hakman	Secretary & Director	April 9, 2008
Julie Hakman

/s/ Beverly Griffin	Director	April 9, 2008
Beverly Griffin

/s/ Dennis Nelson	Director	April 9, 2008
Dennis Nelson

/s/ Michael Pate	Director	April 9, 2008
Michael Pate

/s/ Michael Spriggs	Director	April 9, 2008
Michael Spriggs