Form 10-Q
period 2009-03-31
Global Risk Management & Investigative Solutions
filed 2009-05-20
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                    Yes  ☒     No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2009, was 4,804,110.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$45,052	$45,503
Accounts receivable	261	560
Prepaid expenses	-	1,500
Total current assets	45,313	47,563

Total assets	$45,313	$47,563

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$32,349	$29,467
Accrued expenses	9,970	2,956
Accrued compensation – related party	-	31,250
Total current liabilities	42,319	63,673

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,804,110 and 4,284,110 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4,804	4,284
Prepaid share based compensation	(62,500)	-
Additional paid in capital	356,223	226,743
(Deficit) accumulated during development stage	(295,533)	(247,137)
Total stockholders’ equity (deficit)	2,994	(16,110)

Total liabilities and stockholders’ equity (deficit)	$45,313	$47,563

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		May 2, 2007 (Inception) to March 31,
	2009	2008	2009

Revenue	$278	$7,982	$125,200

Expenses:
Direct costs	1,255	13	107,232
Direct Costs – related party	93	6,435	15,792
General and administrative expenses	9,305	1,003	22,418
Professional fees	6,770	37,000	188,648
Promotional and marketing	-	-	24,057
Executive compensation	31,250	-	62,500
Total expenses	48,673	44,451	420,647

Net operating (loss)	(48,395)	(36,469)	(295,447)

Other income (expense):
Interest expense	(1)	(32)	(86)
Total other (expense)	(1)	(32)	(86)

Net (loss)	$(48,396)	$(36,501)	$(295,533)

Weighted average number of common shares outstanding - basic and fully diluted	4,718,554	4,060,511

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		May 2, 2007 (Inception) to March 31,
	2009	2008	2009
Cash flows from operating activities

Net (loss)	$(48,396)	$(36,501)	$(295,533)
Shares issued for services	31,250	-	57,153
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Accounts receivable	299	(4,062)	(261)
Prepaid expenses	1,500	(139)	-
Accounts payable	2,882	2,554	32,348
Accrued expenses	7,014	237	9,970
Accrued compensation – related party	-	-	31,250
Net cash (used) by operating activities	(5,451)	(37,911)	(165,073)

Cash flows from financing activities
Issuance of common stock	5,000	35,125	210,125
Net cash provided by financing activities	5,000	35,125	210,125

Net increase (decrease) in cash	(451)	(2,786)	45,052
Cash, beginning	45,503	135,002	-
Cash, ending	$45,052	$132,216	$45,052

Supplemental disclosures:
Interest paid	$1	$32	86
Income taxes paid	$-	$-	-

Non-cash disclosures:
Shares issued for accrued compensation – related party	$31,250	$-	$31,250
Shares issued for services	$-	$-	$25,903
Shares issued for prepaid compensation – related party	$62,500	$-	$62,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 1- Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our annual report on form 10-K for the year ended December 31, 2008.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $295,533 and working capital of $2,994 as of the three months ended March 31, 2009.

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

Note 3 – Stockholders’ equity

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

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. We have recorded executive compensation of $31,250 for services received through March 31, 2009 and prepaid compensation in the amount of $62,500 representing the unearned portion through October 2009. In addition, we have converted the previously accrued and unpaid compensation of $31,250.

On March 2, 2009, we sold 20,000 shares of our common stock for cash totaling $5,000 to an individual.

Note 4 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended March 31, 2009 and 2008, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $93 and $6,435, respectively.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

In this form 10-Q references to “Global Risk”, “Global”, “the Company”, “we,” “us,” “our” and similar terms refer to Global Risk Management & Investigative Solutions.

Item 2. Plan of Operations.

OVERVIEW AND OUTLOOK

Global is a development stage company incorporated in the State of Nevada in May of 2007. We were formed to provide investigative, technical IT, background, document verification, and data banks of security information to a wide range of clients.

On November 15, 2007, we entered into a Strategic Alliance Agreement with Global Intelligence Network, a Nevada corporation, Attorney’s Process & Investigation Services, Inc., a Wisconsin corporation, Griffin Investigations, a Nevada corporation, AmericanChecked, Inc., a Oklahoma corporation, GGS-US Ltd., a Nevada corporation, International Investigative Solutions, a Nevada corporation and Veridocs (formerly AP-ID Incorporated), a Nevada corporation (hereinafter referred to individually as “Member” and collectively as “Members”), whereas the Members and Global agreed to market and perform certain complementary business consulting services.

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

Since our inception on May 2, 2007 through March 31, 2009, we have generated $125,200 in revenues and have incurred a net loss of $295,533.  For the year ended December 31, 2008, we generated $120,587 in revenues and incurred a net loss of $211,977.

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

As of March 31, 2009, our cash balance was $45,052. Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Not applicable.

Item 4T. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2009, we issued 20,000 shares of restricted common stock at $0.25 per share to an individual for cash totaling $5,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to our files and records that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2009.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)(a)	Articles of Incorporation dated May 2, 2007		S-1		3.1(i)(a)	05/16/08
3.1(ii)(a)	Bylaws		S-1		3.1(ii)(a)	05/16/08
10.1	Strategic Alliance Agreement dated November 15, 2007		10-K	12/31/08	10.1	04/14/09
10.2	Employment Agreement with Kyle Edwards		10-K	12/31/08	10.2	04/14/09
31.1	Certification of Kyle Edwards pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Peter Maheu pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kyle Edwards pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Peter Maheu pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS
(Registrant)

By:	/s/ Peter Maheu
Peter Maheu, Principal Financial Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 20, 2009