Form 10-Q
period 2009-06-30
Global Risk Management & Investigative Solutions
filed 2010-08-11
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS
(Exact name of registrant as specified in its charter)

Nevada		26-0674103
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3950 East Patrick LaneSuite 101
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

The number of shares of Common Stock, $0.001 par value, outstanding on August 5, 2010, was 5,554,110, which includes 750,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
		(Audited)
Assets

Current assets:
Cash	$20,064	$45,503
Accounts receivable	11,718	560
Prepaid expenses	760	1,500
Total current assets	32,542	47,563

Total assets	$32,542	$47,563

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$32,349	$29,467
Accrued expenses	9,563	2,956
Accrued expenses - related party	26,239	-
Accrued compensation – related party	-	31,250
Total current liabilities	61,189	63,673

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,804,110 and 4,284,110 shares issued and
outstanding as of June 30, 2009 and December 31, 2008, respectively	4,804	4,284
Prepaid share based compensation	(31,250)	-
Additional paid in capital	356,223	226,743
(Deficit) accumulated during development stage	(358,424)	(247,137)
Total stockholders’ equity (deficit)	(28,647)	(16,110)

Total liabilities and stockholders’ equity (deficit)	$32,542	$47,563

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions (a Development Stage Company)
Condensed Statements of Operations (Unaudited)

	The Three Months Ended		The Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$12,002	$3,712	$12,280	$11,694	$137,202

Expenses
Direct costs	1,793	408	3,048	397	109,025
Direct costs – related party	10,614	1,395	10,707	7,841	26,406
General and administrative expenses	18,986	1,303	28,291	2,318	41,404
Professional fees	12,250	68,025	19,020	105,025	200,898
Promotional and marketing	-	5,366	-	5,366	24,057
Executive compensation	31,250	-	62,500	-	93,750
Total expenses	74,893	76,497	123,566	120,947	495,540

Net operating (loss)	(62,891)	(72,785)	(111,286)	(109,253)	(358,338)

Other income (expense):
Interest expense	-	-	(1)	(32)	(86)
Total other (expense)	-	-	(1)	(32)	(86)

Provision for income tax	-	-

Net (loss)	$(62,891)	$(72,785)	$(111,287)	$(109,285)	$(358,424)

Weighted average number of common
shares outstanding –
basic and fully diluted	4,804,110	4,180,500	4,761,569	4,120,505

Net (loss) per share –
basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		May 2, 2007 (Inception) to June 30,
	2009	2008	2009
Cash flows from operating activities

Net (loss)	$(111,287)	$(109,285)	$(358,424)
Shares issued for services	62,500	-	119,652
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Accounts receivable	(11,158)	2,345	(11,718)
Prepaid expenses	740	-	(760)
Accounts payable	(4,080)	46,291	25,387
Accrued expenses	32,846	-	35,802
Accrued compensation – related party	-	-	-
Net cash (used) by operating activities	(30,439)	(60,649)	(190,061)

Cash flows from financing activities
Issuance of common stock	5,000	35,125	210,125
Net cash provided by financing activities	5,000	35,125	210,125

Net increase (decrease) in cash	(25,439)	(25,524)	$20,064
Cash, beginning	45,503	135,002	-
Cash, ending	$20,064	$109,478	20,064

Supplemental disclosures:
Interest paid	$1	$32	86
Income taxes paid	$-	$-	-

Non-cash disclosures:
Shares issued for services	$62,500	$-	$119,652

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1- Basis of Presentation and summary of significant accounting principals

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of coal, oil and gas reserves, asset retirement obligations, and impairment on unproved properties are inherently imprecise and may change materially in the near term.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2009, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of June 30, 2009, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Income Taxes – Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10, formerly SFAS 109 "Accounting for Income Taxes."  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

Revenue Recognition – The Company recognizes revenue as services are performed.  Amounts billed and collected before services are performed are included in deferred revenue.

Financial Instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and advances payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Share-Based Compensation – The Company measures and records compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values.  Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

On July 31, 2009, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s financial statements.

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company’s financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company’s financial statements, as we did not elect the fair value option for any of the Company’s financial assets or liabilities.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior financial position or results of operations.

On February 1, 2009, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company’s financial statements.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $358,424 and working capital deficit of $28,647 as of the six months ended June 30, 2009.

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

Management’s plan, in this regard, is to seek quality strategic partners to provide new business opportunities including potential merger candidates with the necessary capital to continue as a going concern. On July 30, 2010, management entered into an agreement and plan of merger with Guardian 8 Corporation see Note 6. There is no assurance that the Company will be successful in consummation of the merger agreement. As of the date of this filing, the transaction is still pending.

Note 3 – Fair Value of Assets and Liabilities

Determination of Fair Value

The Company’s financial instruments consist of notes payable and loans payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1.     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3.   Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Notes Payable.   The Company assessed that the fair value of these liabilities to approximate its carrying value based on the effective yields of similar obligations.

Loans Payable - Other.     The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

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

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. We have recorded executive compensation of $62,500 for services received through June 30, 2009 and prepaid compensation in the amount of $31,250 representing the unearned portion. In addition, we have converted the previously accrued and unpaid compensation of $31,250.

On March 2, 2009, we sold 20,000 shares of our common stock for cash totaling $5,000 to an individual.

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended June 30, 2009 and 2008, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $10,707 and $7,841, respectively.

During the period ended June 30, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009. As of June 30, 2009, we have expensed $15,625.

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009.

Note 6 - Subsequent Events

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock to our President and CEO in consideration for accrued salary and the cancellation of his employment agreement. The shares have not been issued.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock to Global Intelligence Network in exchange for accrued expenses payable under the Administrative Services and Rent Agreement with Global Intelligence Network. The shares have not been issued.

On July 30, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of us (“Sub”), and Guardian 8 Corporation, a Nevada corporation (“G8”). Under the terms of the Merger Agreement, Sub will be merged with and into G8, with G8 as the surviving corporation and new wholly owned subsidiary of us. Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of G8 shall be cancelled and converted into one share of the Company’s restricted common stock. The transaction is still pending and will terminate September 30, 2010 if not extended or consummated.

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

Since our inception on May 2, 2007 through June 30, 2009, we have generated $137,202 in revenues and have incurred a net loss of $358,424.  For the six months ended June 30, 2009, we have generated $12,280 in revenues and incurred a net loss of $111,287.

Merger with Guardian 8 Corporation

Subsequent to the quarter ended June 30, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

Under the terms of the Merger Agreement, G8S will be merged with and into Guardian 8, with Guardian 8 as the surviving corporation and new wholly owned subsidiary of us.  Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of Guardian 8 shall be cancelled and converted into one share of our restricted common stock.

The completion of the merger is subject to the satisfaction of several conditions. See Item 5 below for a further discussion of the Merger Agreement.

About Guardian 8

Guardian 8 Corporation has, through its founder, developed what it believes to be a unique and novel mobile/compact personal security device that may be used to draw attention and discourage attack. The device, known as the “PERSONAL SECURITY GUARDIAN”, will employ several countermeasures to allow a user to ward off an eminent attack, including:

•	Emit an audible alarm and strobe light to frighten an attacker, temporarily impair their vision, and alert others;
•	Ability to link to the user’s personal cell phone using Bluetooth technology to automatically dial 9-1-1 to communicate to police dispatch and transmit your GPS location;
•	Provide an audio and video recording of an incident;
•	Transmit the user’s GPS location;
•	Allow the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications;
•	Providing a laser pointer for enhancing aiming accuracy;
•	Transmit a custom message-being attacked, name, age and license plate number and last 30 seconds of ambient audio prior to trigger, also sends video or video frame of attacker;
•	Enable a PTT-push to talk feature to talk with Police Dispatch directly;
•	Repeating audio and video transmission to Police Dispatch and after a certain amount of time defaulting to a communication device to Police Dispatch.

Operation Plan

During the next twelve months we plan to focus on the completion of the Guardian 8 merger described above. If we consummate the merger, our operations will switch to those of Guardian 8. However, if we do not complete the merger, we will seek out other merger or acquisition candidates.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $20,064. Our plan for satisfying our cash requirements for the next twelve months is through the consummation of the Guardian 8 merger. We anticipate sales-generated income will be minimal until we complete the merger.

Going Concern

The condensed financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Global as a going concern. Global may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Global be unable to continue existence.

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

We are a development stage company and as of June 30, 2009, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees before the consummation of the Guardian 8 merger.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Employment Agreement

Kyle Edwards. On October 10, 2008, we executed an employment agreement with our President and CEO, Kyle Edwards, wherein Mr. Edwards agreed to serve as the Company’s Chief Operating Officer to supervise and control all of the business and affairs of the Company. This agreement was terminated in June of 2010 through the issuance of 500,000 shares of restricted common stock to Mr. Edwards. In addition, we assigned all accounts receivable and bank balances to Mr. Edwards as additional consideration for cancellation of the employment agreement.

Liquidity and Capital Resources

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Kyle Edwards and Principal Financial Officer, Peter Maheu, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Messrs. Edwards and Maheu concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II--OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock to Kyle Edwards as partial consideration for accrued compensation payable to Mr. Edwards under the terms of his employment agreement and for cancellation of the employment agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were not issued as of the date of this filing.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock to Global Intelligence Network as consideration for accrued expenses payable to Global Intelligence Network under the terms of a services and rent agreement and for cancellation of the agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were not issued as of the date of this filing.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

On July 30, 2010, the Registrant entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Registrant, G8 Acquisition Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of the Registrant (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

Under the terms of the Merger Agreement, G8S will be merged with and into Guardian 8, with Guardian 8 as the surviving corporation and new wholly owned subsidiary of the Registrant.  Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of Guardian 8 shall be cancelled and converted into one share of the Registrant’s restricted common stock.

The completion of the merger is subject to the satisfaction of several conditions, including the following: (i) the Registrant’s completion of a 1-for-4 reverse stock split; (ii) the Registrant’s completion of the filing of its delinquent 34 Act reports; (iii) the delivery by Guardian 8 of audited financial statements; (iv) approval of the merger by the Registrant’s and Guardian 8’s stockholders; and (v) such other customary conditions with respect to transactions of this type.

The Merger Agreement may be terminated at any time by either Guardian 8 or the Registrant if the merger has not closed on or before September 30, 2010.

The Merger Agreement was approved by the unanimous consent of the Registrant’s Board of Directors.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, attached to this Quarterly Report as Exhibit 2.1 and is incorporated into this Item by reference.

About Guardian 8

Guardian 8 Corporation has, through its founder, developed what it believes to be a unique and novel mobile/compact personal security device that may be used to draw attention and discourage attack. The device, known as the “PERSONAL SECURITY GUARDIAN”, will employ several countermeasures to allow a user to ward off an eminent attack, including:

•	Emit an audible alarm and strobe light to frighten an attacker, temporarily impair their vision, and alert others;
•	Ability to link to the user’s personal cell phone using Bluetooth technology to automatically dial 9-1-1 to communicate to police dispatch and transmit your GPS location;
•	Provide an audio and video recording of an incident;
•	Transmit the user’s GPS location;
•	Allow the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications;
•	Providing a laser pointer for enhancing aiming accuracy;
•	Transmit a custom message-being attacked, name, age and license plate number and last 30 seconds of ambient audio prior to trigger, also sends video or video frame of attacker;
•	Enable a PTT-push to talk feature to talk with Police Dispatch directly;
•	Repeating audio and video transmission to Police Dispatch and after a certain amount of time defaulting to a communication device to Police Dispatch.

Forward-Looking Statements

This Quarterly Report and the exhibit filed with it contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding expectations as to the completion of the Merger and the other transactions contemplated by the Merger Agreement. The forward-looking statements contained herein involve risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Such risks include, but are not limited to, the ability of the parties to the Merger Agreement to satisfy the conditions to closing specified in the Merger Agreement. More information about the Registrant and risks related to the Registrant’s business are detailed in the Registrant’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the Securities and Exchange Commission. The Registrant does not undertake an obligation to update forward-looking statements.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Guardian 8 Corporation dated July 30, 2010	X
3.1(i)(a)	Articles of Incorporation dated May 2, 2007		S-1		3.1(i)(a)	05/16/08
3.1(ii)(a)	Bylaws		S-1		3.1(ii)(a)	05/16/08
10.1	Strategic Alliance Agreement dated November 15, 2007		10-K	12/31/08	10.1	04/14/09
10.2	Employment Agreement with Kyle Edwards		10-K	12/31/08	10.2	04/14/09
31.1	Certification of Kyle Edwards pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Peter Maheu pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kyle Edwards pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Peter Maheu pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS (Registrant)

Date: August 6, 2010	By:	/s/ Peter Maheu
Name Peter Maheu
Title Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)