Form 10-Q
period 2009-09-30
Global Risk Management & Investigative Solutions
filed 2010-08-11
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Risk Management & Investigative Solutions (a Development Stage Company) Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
Assets		Audited

Current assets:
Cash	$7,573	$45,503
Accounts receivable	20,149	560
Prepaid expenses	507	1,500
Total current assets	28,229	47,563

Total assets	$28,229	$47,563

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$30,699	$29,467
Accrued expenses	9,563	2,956
Accrued expenses – related party	32,775	-
Accrued compensation – related party	-	31,250
Total current liabilities	73,037	63,673

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,804,110 and 4,284,000 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	4,804	4,284
Additional paid in capital	356,223	226,743
(Deficit) accumulated during development stage	(405,835)	(247,137)
Total stockholders’ equity (deficit)	(44,808)	(16,110)

Total liabilities and stockholders’ equity (deficit)	$28,229	$47,563

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					May 2, 2007
	The Three Months Ended		The Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$11,401	$44,026	$23,681	$55,720	$148,603

Expenses:
Direct costs	347	41,884	3,395	42,304	109,372
Direct costs - related party	10,128	1,048	20,835	8,889	36,534
General and administrative expenses	17,083	1,691	45,375	3,987	58,488
Professional fees	-	58,253	19,020	163,278	200,898
Promotional and marketing	-	-	-	5,366	24,057
Executive compensation	31,250	-	93,750	-	125,000
Total expenses	58,808	102,876	182,375	223,824	554,349

Net operating (loss)	(47,407)	(58,850)	(158,694)	(168,104)	(405,746)

Other income (expense):
Interest expense	(3)	-	(4)	(32)	(89)
Total other (expense)	(3)	-	(4)	(32)	(89)

Provision for income tax	-	-	-	-	-

Net (loss)	$(47,410)	$(58,850)	$(158,698)	$(168,136)	$(405,835)

Weighted average number of common shares
outstanding - basic and fully diluted	4,804,110	4,195,141	4,775,905	4,145,565

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended		May 2, 2007 (Inception) to
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities

Net (loss)	$(115,698)	$(168,136)	$(405,835)
Shares issued for services	93,750	25,903	150,902

Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Accounts receivable	(19,590)	2,181	(20,150)
Prepaid expenses	993	-	(507)
Accounts payable	1,230	46,093	30,697
Accrued expenses	39,382	136	42,338
Customer deposits	-	63,999	-
Accrued compensation – related party	-	-	-
Net cash (used) by operating activities	(42,933)	(29,824)	(202,555)

Cash flows from financing activities
Issuance of common stock	5,000	35,125	210,125
Net cash provided by financing activities	5,000	35,125	210,125

Net increase (decrease) in cash	(37,933)	5,301	7,570
Cash, beginning	45,503	135,002	-
Cash, ending	$7,570	$140,303	$7,570

Supplemental disclosures:
Interest paid	$4	$32	89
Income taxes paid	$-	$-	-

Non-cash disclosures:
Shares issued for services	$93,750	$25,903	$150,902

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of coal, oil and gas reserves, asset retirement obligations, and impairment on unproved properties are inherently imprecise and may change materially in the near term.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2009, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of September 30, 2009, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

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

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

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

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

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

On February 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

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

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $405,835 and working capital deficit of $44,808 as of the nine months ended September 30, 2009.

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

Management’s plan, in this regard, is to seek quality strategic partners to provide new business opportunities including potential merger candidates with the necessary capital to continue as a going concern. On July 30, 2010, management entered into an agreement and plan of merger with Guardian 8 Corporation see Note 6. The There is no assurance that the Company will be successful in consummation of the merger agreement. As of the date of this filing, the transaction is pending.

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

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. We have recorded executive compensation of $93,750 for services received through September 30, 2009.

On March 2, 2009, we sold 20,000 shares of our common stock for cash totaling $5,000 to an individual.

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended September 30, 2009 and 2008, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $20,835 and $8,889, respectively.

During the period ended September 30, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009. As of September 30, 2009, we have expensed $31,250.

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

Since our inception on May 2, 2007 through September 30, 2009, we have generated $148,603 in revenues and have incurred a net loss of $405,835.  For the nine months ended September 30, 2009, we have generated $23,681 in revenues and incurred a net loss of $158,698.

Merger with Guardian 8 Corporation

Subsequent to the quarter ended September 30, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

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

As of September 30, 2009, our cash balance was $7,573. Our plan for satisfying our cash requirements for the next twelve months is through the consummation of the Guardian 8 merger. We anticipate sales-generated income will be minimal until we complete the merger.

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

We are a development stage company and as of September 30, 2009, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees before the consummation of the Guardian 8 merger.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, attached to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as Exhibit 2.1 and is incorporated into this Item by reference.

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

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Guardian 8 Corporation dated July 30, 2010		10-Q	06/30/09	2.1	08/06/10
3.1(i)(a)	Articles of Incorporation dated May 2, 2007		S-1		3.1(i)(a)	05/16/08
3.1(ii)(a)	Bylaws		S-1		3.1(ii)(a)	05/16/08
10.1	Strategic Alliance Agreement dated November 15, 2007		10-K	12/31/08	10.1	04/14/09
10.2	Employment Agreement with Kyle Edwards		10-K	12/31/08	10.2	04/14/09
31.1	Certification of Kyle Edwards pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Peter Maheu pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kyle Edwards pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Peter Maheu pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS (Registrant)

Date: August 10, 2010	By:	/s/ Peter Maheu
Peter Maheu
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)