Form 10-K
period 2009-12-31
Global Risk Management & Investigative Solutions
filed 2010-11-26
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2190 E. Pebble Road, Suite 150
Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 798-0200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes    ☒  No

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
☒  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $451,027.50 based on a share value of $0.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,554,110, $0.001 par value, outstanding on November 15, 2010.

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

In fiscal 2009 we were noticing the effects of the overall global recession and slowdown in consumer and business spending throughout the United States. As a result, we believe our future revenues and results of operations throughout fiscal 2010 will continue to be severely impacted by the recession. Further, we do not believe the results of operations set forth in this report are indicative of future performance.

Recent Developments

Subsequent to the year ended December 31, 2009, on July 30, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

Under the terms of the Merger Agreement, G8S will be merged with and into Guardian 8, with Guardian 8 as the surviving corporation and new wholly owned subsidiary of us.  Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of Guardian 8 shall be cancelled and converted into one share of our restricted common stock.

The completion of the merger is subject to the satisfaction of several conditions. See Item 9B below for a further discussion of the Merger Agreement.

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

Business of Issuer

Global, together with the Members, is a global provider of complementary risk consulting services. Pursuant to the Strategic Alliance Agreement, Global provides the client a single source for all their risk management and security solutions. The Members chosen were hand picked for their expertise.

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

Personnel

We are a development stage company and as of December 31, 2009, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

We may not complete the proposed merger with Guardian 8 Corporation, and even if we do, our companies have not operated as a combined entity and are not fully integrated, and we may not be able to integrate them successfully.

In July of 2010 we executed an agreement and plan of merger with Guardian 8 Corporation and we are in the process of completing the merger.  We may not be able to complete this merger.

Further, even if we are able to successfully complete the proposed merger, Guardian 8 Corporation has been operated as a separate independent entity to date, and we may not be able to integrate the operations of Guardian 8 successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis. Our management group will be replaced by the management of Guardian 8 upon consummation of the merger and may not be able to manage the combined entity effectively or to successfully implement successful operating strategies. Any inability to integrate Guardian 8 successfully would have a material adverse effect on our business, financial condition and results of operations.

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

We were incorporated in May of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated minimal revenues of $162,115 since inception, (ii) accumulated a deficit of $456,236 as of December 31, 2009, and (iii) we have incurred losses of $209,099 for the year ended December 31, 2009, and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. In addition, we have entered into a Strategic Alliance Agreement with seven other companies (the “Members”) who are independently in various risk management and security solutions businesses. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to obtain additional sources of capital or borrowings and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

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

As of the date of this filing, there is no public market for our common stock and there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive office is located at 3950 East Patrick Lane, Suite 101, Las Vegas, Nevada 89120.  During the period ended September 30, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement was for a period of one year beginning on April 1, 2009.

Item 3. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There is currently no public market for our securities.

(b) Holders of Common Stock

As of October 1, 2010, there were approximately 41 holders of record of our Common Stock and 5,554,110 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Subsequent Issuances After Year-End.

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock to Kyle Edwards as partial consideration for accrued compensation payable to Mr. Edwards under the terms of his employment agreement and for cancellation of the employment agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. The shares were issued in October of 2010.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock to Global Intelligence Network as consideration for accrued expenses payable to Global Intelligence Network under the terms of a services and rent agreement and for cancellation of the agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. The shares were issued in October of 2010.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-150954), related to our initial public offering, was declared effective by the SEC on June 16, 2008.  A total of 1,000,000 new shares of common stock were registered with the SEC with an aggregate offering price of $500,000.  All of these shares were registered on our behalf.  As of the date of this filing we have not sold any shares under the registration statement and anticipate withdrawing this registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2009.

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

Since our inception on May 2, 2007 through December 31, 2009, we generated $162,115 in revenues and have incurred a net loss of $456,236.  For the year ended December 31, 2009, we generated $37,193 in revenues and incurred a net loss of $209,099.

Merger with Guardian 8 Corporation

Subsequent to the year ended December 31, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

Under the terms of the Merger Agreement, G8S will be merged with and into Guardian 8, with Guardian 8 as the surviving corporation and new wholly owned subsidiary of us.  Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of Guardian 8 shall be cancelled and converted into one share of our restricted common stock.

The completion of the merger is subject to the satisfaction of several conditions. See Item 9B below for a further discussion of the Merger Agreement.

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

As of December 31, 2009, our cash balance was $4,478. Our plan for satisfying our cash requirements for the next twelve months is through the consummation of the Guardian 8 merger. We anticipate sales-generated income will be minimal until we complete the merger.

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

We are a development stage company and as of December 31, 2009, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees before the consummation of the Guardian 8 merger.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Independent Auditor’s Report for December 31, 2009	F-1
Report of Independent Registered Public Accounting Firm for December 31, 2008	F-2
Balance Sheets at December 31, 2009 and 2008	F-3
Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the period from May 2, 2007 (Inception) through December 31, 2009	F-4
Statements of Stockholders’ (Deficit) for the Year Ended December 31, 2009 and 2008 and for the period from May 2, 2007 (Inception) through December 31, 2009	F-5
Statements of Cash Flows for the Year Ended December 31, 2009 and 2008 and for the period from May 2, 2007 (Inception) through December 31, 2009	F-6
Notes to Financial Statements	F-7

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Global Risk Management & Investigative Solutions

We have audited the accompanying balance sheet of Global Risk Management & Investigative Solutions (“the Company”) as of December 31, 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Risk Management & Investigative Solutions as of December 31, 2009, and the results of its operations and its cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin

Weaver & Martin
Kansas City, MO
November 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Risk Management & Investigative Solutions

We have audited the accompanying balance sheet of Global Risk Management & Investigative Solutions (a Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 and for the periods from May 2, 2007 (inception) through December 31, 2008.  The Company’s management is responsible for these financial statements .  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Risk Management & Investigative Solutions as of December 31, 2008, and the results of its operations and cash flows for the year ended December 31, 2008 and for the periods from May 2, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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
L.L. Bradford & Company, LLC
April 14, 2009
Las Vegas, Nevada

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash	$4,478	$45,503
Accounts receivable	8,145	560
Prepaid expenses	252	1,500
Total current assets	12,875	47,563

Total assets	$12,875	$47,563

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$17,016	$29,467
Accrued expenses	11,953	2,956
Accrued expenses – related party	47,865	-
Accrued compensation – related party	31,250	31,250
Total current liabilities	108,084	63,673

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,804,110 and 4,284,110 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	4,804	4,284
Additional paid in capital	356,223	226,743
(Deficit) accumulated during development stage	(456,236)	(247,137)
Total stockholders’ equity (deficit)	(95,209)	(16,110)

Total liabilities and stockholders’ equity (deficit)	$12,875	$47,563

The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Operations

	Years Ended December 31,		May 2, 2007 (Inception) to December 31,
	2009	2008	2009

Revenue	$37,193	$120,587	$162,115

Expenses:
Direct costs	3,946	105,297	110,487
Direct Costs – related party	33,789	11,577	48,922
General and administrative expenses	64,531	12,112	77,645
Professional fees	19,020	166,878	200,898
Promotional and marketing	-	5,366	24,058
Executive compensation	125,000	31,250	156,250
Total expenses	246,286	332,479	618,260

Net operating (loss)	(209,093)	(211,892)	(456,145)

Other income (expense):
Interest expense	(6)	(85)	(91)
Total other (expense)	(6)	(85)	(91)

Net (loss)	$(209,099)	$(211,978)	$(456,236)

Weighted average number of common shares
outstanding - basic and fully diluted	4,180,391	4,180,391

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.05)

The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Changes in Stockholders’ (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, May 2, 2007 (Inception)	-	$-	$-	$-	$-

Founders shares issued for cash	3,500,000	3,500	31,500	-	35,000
Shares issued for cash	540,000	540	134,460	-	135,000

Net (loss) for the period of May 2, 2007 (inception)
to December 31, 2007	-	-	-	(35,160)	(35,160)

Balance, December 31, 2007	4,040,000	4,040	165,960	(35,160)	134,840

Shares issued for cash	140,500	140	34,984	-	35,124
Shares issued for services	103,610	104	25,799	-	25,903

Net (loss)
For the year ended December 31, 2008	-	-	-	(211,977)	(211,977)

Balance, December 31, 2008	4,284,110	4,284	226,743	(247,137)	(16,110)

Shares issued for cash	20,000	20	4,980	-	5,000
Shares issued for services	500,000	500	124,500	-	125,000

Net (loss)
For the year ended December 31, 2009	-	-	-	(209,099)	(209,099)

Balance, December 31, 2009	4,804,110	$4,804	$356,223	$(456,236)	$(95,209)

 The accompanying notes are an integral part of the financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,	May 2, 2007 (Inception) to December 31,	May 2, 2007 (Inception) to December 31,
	2009	2008	2009
Cash flows from operating activities

Net (loss)	$(209,099)	$(211,977)	$(456,236)
Shares issued for services	93,750	25,903	150,903
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Accounts receivable	(7,585)	3,400	(8,145)
Prepaid expenses	1,248	(1,500)	(252)
Accounts payable	(12,451)	25,345	17,016
Accrued expenses	56,862	2,956	59,817
Accrued compensation – related party	31,250	31,250	31,250
Net cash (used) by operating activities	(46,025)	(124,623)	(205,647)

Cash flows from financing activities

Issuance of common stock	5,000	35,125	210,125
Net cash provided by financing activities	5,000	35,125	210,125

Net increase (decrease) in cash	(41,025)	(89,499)	4,478
Cash, beginning	45,503	135,002	-
Cash, ending	$4,478	$45,503	$4,478

Supplemental disclosures:
Interest paid	$-	$32	$32
Income taxes paid	$-	$-	$-

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

Revenue recognition
We recognizes revenue as services are performed.  Amounts billed and collected before services are performed are included in deferred revenue.

Cash and cash equivalents

We maintain cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk
We provide services to various customers in the same geographical region. We continually evaluate the creditworthiness of our customers.   We evaluate the collectibility of accounts receivable on a combination of factors.  Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us.  We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible.  We do not have any reserves for bad debt at December 31, 2009.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Research & Development

We charge expenditures relating to research and development and improvements to expense as incurred.  During the years ended December 31, 2008 and 2009, $0 has been recorded to expenses.

Income Taxes
We account for income taxes in accordance with ASC Topic 740, "Accounting for Income Taxes” (as amended). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

Earnings per share
Earnings per share is provided in accordance with ASC Topic 260 “Earnings Per Share”(as amended). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock.

Stock-Based Compensation

We account for stock-based compensation under ACS Topic 505-50.  These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended December 31, 2009 and 2008, the Company recognized stock based compensation expense of $93,750 and $25,903 from the granting of a common stock.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009

In December 2009, the FASB issued ASU 2009-17 for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The Board's objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of Certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On October 31, 2009, the Company adopted FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009, Continued

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s financial statements.

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009, Continued

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009, Continued

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009, Continued

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Adopted During the Year Ended December 31, 2009, Continued

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

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Updates (“ASU’s”)

March 2010
Update No. 2010-11—Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This Update provides amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, as follows: 1) Subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. 2) The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-25. Thus, only the embedded credit derivative feature between the financial instruments created by subordination is not subject to the application of Section 815-15-25 and should not be analyzed under that Section for potential bifurcation from the host contract and separate accounting as a derivative. 3) Other embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, are considered embedded derivatives subject to the application of Section 815-15-25, provided that the overall contract is not a derivative in its entirety under Section 815-10-15. 4) The economic characteristics and risks of an embedded credit derivative feature that is in a beneficial interest in a securitized financial asset and that exposes the holder of an interest in a tranche of that securitized financial instrument to the possibility (however remote) of being required to make potential future payments (not merely receive reduced cash inflows) should be considered to be not clearly and closely related to the economic characteristics and risks of the host contract and thus to meet the criterion in paragraph 815-15-25-1(a). 5) In initially adopting the amendments in this Update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset; that is, the entity may irrevocably elect to measure that investment in its entirety at fair value (with changes in fair value recognized in earnings). The election of the fair value option should be determined on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendments in this Update.

February 2010
Update No. 2010-10—Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity's interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker's or service provider's fee is a variable interest are modified to clarify the Board's intention that a quantitative calculation should not be the sole basis for this evaluation.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

New Accounting Standards Updates (“ASU’s”), Continued

Update No. 2010-09—Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC's literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

January 2010
Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 157, Fair Value Measurements, is issued to provide updated guidance on disclosures of fair value measurements and increased financial reporting transparency.  This Update provides amendments to Subtopic 820-10 that requires new disclosures to the following: 1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

Update No. 2010-05 Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, with the addition of paragraph 718-10-S99-2.

Update No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification ™, originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

Previous year financial information has been presented to conform to current year financial statement presentation.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Year-end
The Company has adopted December 31 as its fiscal year end.

Note 2 – Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $456,236 for the period ended December 31, 2009.

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

Management’s plan, in this regard, is to seek potential strategic partners or raise financing of approximately $500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in any of its efforts.

Note 3 – Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, "Accounting for Income Taxes” (as amended). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes consists of the following:

	2009	2008
Current tax	$—	$—
Deferred tax benefit	(76,685)	(71,579)
Benefits of operating loss carryforwards	76,685	71,579
Provision for Income Tax	$—	$—

 Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Note 3 – Income taxes, continued

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of December 31, 2009 and 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset. Furthermore, the Company has determined that prior net operating loss carryforwards were nullified with the Company’s change in business plan.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$177,849	$65,747	35%
Accrued compensation – related party	31,250	10,938	35%
Valuation Allowance		(76,685)
Deferred Tax Asset – 12/31/2009		$—

During the twelve months ended December 31, 2009, the valuation allowance increased $76,685.

The Company has the following operating loss carry forwards available at December 31, 2009:

Operating Losses
Expires	Amount
2022	$357,125

Reconciliation between income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected Tax Provision	$(76,685)	$(71,579)

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Note 4 – Stockholders’ equity

We are authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

In August 2007, we issued 3,500,000 founders shares for cash in the amount of $35,000.

During 2007, we issued a total of 540,000 shares of our common stock pursuant to subscription agreements for cash totaling $135,000.

In March 2008, we issued 140,500 shares of our common stock pursuant to subscription agreements for cash totaling $35,125.

In September 2008, we issued 103,610 shares of our common stock pursuant to a retainer agreement with our securities counsel. We recorded professional fees in the amount of $25,903 representing the fair value of the shares issued.

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. We have recorded executive compensation of $125,000 for services received through December 31, 2009.

On March 2, 2009, we sold 20,000 shares of our common stock for cash totaling $5,000 to an individual.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Financial Statements

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the years ended December 31, 2009 and 2008, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $33,789 and $11,577, respectively.

During the year ended December 31, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009. As of December 31, 2009, we have expensed $46,875.

On February 3, 2009, we issued 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009.

Note 6 – Subsequent events

On July 30, 2010, we entered into an Agreement and Plan of Merger with G8 Acquisition Subsidiary, Inc., (“GS8”) a Nevada corporation and our wholly-owned subsidiary and Guardian 8 Corporation, a Nevada corporation. Pursuant to the terms of the Merger Agreement, G8S will be merged with and into Guardian 8, with Guardian 8 as the surviving corporation and our new wholly owned subsidiary. At the effective time of the merger each issued and outstanding share of Guardian 8 shall be cancelled and converted into one share of our restricted common stock.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On July 27, 2010, the Registrant dismissed L.L. Bradford & Company, LLC as the Registrant’s independent auditor.  On July 27, 2010, the Registrant engaged Weaver & Martin, LLC, as their independent accountants for the year ended December 31, 2009. This is a change in accountants recommended and approved by the Registrant’s Executive Management and the Registrant’s Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, neither the Registrant nor anyone engaged on its behalf has consulted with Weaver & Martin, LLC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by L.L. Bradford & Company, LLC with respect to the Registrant’s financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that L.L. Bradford & Company, LLC’s report contained an explanatory paragraph regarding substantial doubt about the Registrant’s ability to continue as a going concern. From November of 2007 through the notice date, there were no disagreements between the Registrant and L.L. Bradford & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of L.L. Bradford & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by L.L. Bradford & Company, LLC, as the independent accountants of the Registrant.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The Merger Agreement may be terminated at any time by either Guardian 8 or the Registrant if the merger has not closed on or before September 30, 2010, unless extended by the parties. The parties have agreed to extend the merger agreement until such time as the Registrant has completed the filing of its delinquent public reports.

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

About Guardian 8

Guardian 8 Corporation has, through its founder, developed what it believes to be a unique and novel mobile/compact personal security device that may be used to draw attention and discourage attack. The device, known as the “PERSONAL SECURITY GUARDIAN”, will employ several countermeasures to allow a user to ward off an eminent attack, including:

•	Emit an audible alarm and strobe light to frighten an attacker, temporarily impair their vision, and alert others;
•	Ability to link to the user’s personal cell phone using Bluetooth technology to automatically dial 9-1-1 to communicate to police dispatch and transmit your GPS location;
•	Provide an audio and video recording of an incident;
•	Transmit the user’s GPS location;
•	Allow the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications;
•	Providing a laser pointer for enhancing aiming accuracy;
•	Transmit a custom message-being attacked, name, age and license plate number and last 30 seconds of ambient audio prior to trigger, also sends video or video frame of attacker;
•	Enable a PTT-push to talk feature to talk with Police Dispatch directly;
•	Repeating audio and video transmission to Police Dispatch and after a certain amount of time defaulting to a communication device to Police Dispatch.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Title(s)	Term
Kyle Edwards	55	Chief Executive Officer, President, and Director	Since June 2007
Julie Hakman	46	Secretary and Director	Since June 2007
Peter Maheu	65	Treasurer, Principal Financial Officer and Chairman	Since June 2007
Beverly Griffin	65	Director	Since June 2007
Dennis Nelson	57	Director	Since June 2007
Michael Pate	57	Director	Since June 2007
Michael Spriggs	59	Director	Since October 2008

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2009 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent registered public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

As of December 31, 2009, we had not adopted a corporate code of ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2009 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have limited operations and resources.

Compensation Committee

We currently do not have a Compensation Committee of the Board of Directors. Until a formal committee is established our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2009 and 2008 for our chief executive officer, who we refer to throughout this report as our named executive officer. We did not have any other executive officers whose total compensation exceeded $100,000 during the years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)

Kyle Edwards	2009	$125,000	(1)	--	--	--	$125,000
Chief Executive Officer/President	2008	$31,250	(2)	--	--	--	$31,250

(1)
(2)
In January 2009, we authorized the issuance of 500,000 shares of our common stock to Mr. Edwards valued at $125,000 in lieu of his initial base annual salary for the period beginning on October 2008 through October of 2009. $31,250 was expensed for the year ended December 31, 2008.

Grants of Plan-Based Awards in Fiscal 2009

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2009.

Option Exercises for 2009

There were no options issued or exercised by our named executive officer in fiscal 2009.

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

Director Compensation

None of our directors were compensated for the services during the year ended December 31, 2009. However, all directors will be reimbursed for expenses incurred in attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Global’s knowledge, about the ownership of Global’s common stock on October 1, 2010 relating to those persons known to beneficially own more than 5% of Global’s capital stock and by Global’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 5,554,110 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after October 1, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Global’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Kyle Edwards, Chief Executive Officer, President and Director (3)	1,000,000	18.0%
Julie Hakman, Secretary and Director(3)	500,000	9.0%
Peter Maheu, Treasure, Principal Financial Officer and Chairman(3)(4)	750,000	13.5%
Beverly Griffin, Director(3)	500,000	9.0%
Dennis Helson, Director(3)	500,000	9.0%
Michael Pate, Director(3)	500,000	9.0%
Michael Spriggs, Director(3)	0	--
Stephen Toneguzzo, Former Director and Beneficial Owner P.O. Box 98382 Las Vegas, Nevada 89193	500,000	9.0%

Directors, Officers and Beneficial Owners as a Group	4,250,000	76.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Global: 3950 East Patrick Lane, Suite 101, Las Vegas, Nevada 89120.
(4)	250,000 shares are owned by Global Intelligence Network, a company controlled by Mr. Maheu.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2009 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($367); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the year ended December 31, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by Peter Maheu, a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009. As of December 31, 2009, we have expensed $46,875.

During the year ended December 31, 2009, we paid referral and investigative fees to our founders totaling approximately $33,789.

Director Independence

Our board of directors currently consists of seven members. Our board of directors has affirmatively determined that Ms. Griffin and Messrs. Nelson, Pate and Spriggs are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Item 14. Principal Accounting Fees and Services.

Weaver and Martin, LLC and L.L. Bradford & Company, LLC served as our principal independent public accountants for fiscal 2009 and 2008, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by Weaver and Martin, LLC and L.L. Bradford & Company, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2009	2008

(1) Audit Fees(1)	$4,500	$18,500
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	-	-
(4) All Other Fees	-	-
Total fees paid or accrued to our principal accountant	$4,500	$18,500

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

(5) Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of Weaver and Martin, LLC or L.L. Bradford & Company for the proposed services. In fiscal 2009 and 2008, all fees paid to Weaver and Martin, LLC and L.L. Bradford & Company were unanimously pre-approved in accordance with this procedure.

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

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS

Date: November 24, 2010	By:	/s/ Kyle Edwards
Kyle Edwards
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Kyle Edwards Kyle Edwards	Chief Executive Officer, President & Director (Principal Executive Officer)	November 24, 2010

/s/ Peter Maheu	Treasurer (Principal Financial Officer)	November 24, 2010
Peter Maheu	& Chairman

/s/ Julie Hakman Julie Hakman	Secretary & Director	November 24, 2010

/s/ Beverly Griffin Beverly Griffin	Director	November 24, 2010

/s/ Dennis Nelson	Director	November 24, 2010
Dennis Nelson

/s/ Michael Pate Michael Pate	Director	November 24, 2010

/s/ Michael Spriggs Michael Spriggs	Director	November 24, 2010