Form 10-Q
period 2010-03-31
Global Risk Management & Investigative Solutions
filed 2010-11-26
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2190 E. Pebble Road
Suite 150
Las Vegas, Nevada  89123
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2010, was 5,554,110.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
Assets		(Audited)

Current assets:
Cash	$1,916	$4,478
Accounts receivable	10,049	8,145
Prepaid expenses	2,741	252
Total current assets	14,706	12,875

Total assets	$14,706	$12,875

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$6,923	$17,016
Accrued expenses	14,344	11,953
Accrued expenses – related party	71,630	47,865
Accrued compensation – related party	62,500	31,250
Total current liabilities	155,397	108,084

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,804,110 and 4,804,110 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	4,804	4,804
Additional paid in capital	356,223	356,223
(Deficit) accumulated during development stage	(501,718)	(456,236)
Total stockholders’ equity (deficit)	(140,691)	(95,209)

Total liabilities and stockholders’ equity (deficit)	$14,706	$12,875

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Operations

			May 2, 2007
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Revenue	$12,060	$278	$174,175

Expenses:
Direct costs	985	1,255	111,472
Direct Costs – related party	16,867	93	65,789
General and administrative expenses	18,952	9,305	96,602
Professional fees	-	6,770	200,898
Promotional and marketing	-	-	24,058
Executive compensation	31,250	31,250	187,500
Total expenses	68,054	48,673	686,319

Net operating (loss)	(55,994)	(48,395)	(512,144)

Other income (expense):
Gain on debt settlement	10,511	-	10,511
Interest expense	-	(1)	(85)
Total other (expense)	10,511	(1)	10,426

Net (loss)	$(45,483)	$(48,396)	$(501,718)

Weighted average number of common shares
outstanding - basic and fully diluted	4,804,110	4,718,554

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended March 31,		May 2, 2007 (Inception) to March 31,
	2010	2009	2010
Cash flows from operating activities

Net (loss)	$(45,483)	$(48,396)	$(501,718)
Shares issued for services	-	31,250	125,000
Shares issued for services – related party	-	-	25,903
Gain on debt settlement	10,511	-	10,511
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Accounts receivable	(1,904)	299	(10,049)
Prepaid expenses	(2,489)	1,500	(2,741)
Accounts payable	(20,604)	2,882	(3,589)
Accrued expenses	26,157	7,014	85,974
Accrued compensation – related party	31,250	-	62,500
Net cash (used) by operating activities	(2,562)	(5,451)	(208,209)

Cash flows from financing activities
Issuance of common stock	-	5,000	210,125
Net cash provided by financing activities	-	5,000	210,125

Net increase (decrease) in cash	(2,562)	(451)	1,916
Cash, beginning	4,478	45,503	-
Cash, ending	$1,916	$45,052	$1,916

Supplemental disclosures:
Interest paid	$-	$-	91
Income taxes paid	$-	$-	-

Non-cash disclosures:
Shares issued for services – related party	$-	$31,250	$125,000
Shares issued for services	$-	$-	$25,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)

Note 1 – Basis of Presentation and summary of significant accounting principals

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our annual report on form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2010, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of June 30, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

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

Accounting Standards Updates
In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010.  The amendments are to be applied retrospectively. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $501,718 and working capital deficit of $140,691 as of the three months ended March 31, 2010.

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

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended March 31, 2010 and 2009, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $16,867 and $93, respectively.

During the period ended September 30, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009 and terminating on June 30, 2010 for a total of $78,125. As of March 31, 2010, we have expensed $15,625 pursuant to this agreement.

On February 3, 2009, we authorized the issuance of 500,000 shares of our common stock to our President and CEO valued at $125,000 in lieu of his base annual salary for the period beginning on October 2008 through September 30, 2009.

Note 6 – Subsequent events

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock in lieu of compensation to our CEO. The fair value of the shares issued was $93,750. The shares were subsequently issued on October 1, 2010.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock for accrued administrative services to a related party. The fair value of the shares issued was $78,125. The shares were subsequently issued on October 1, 2010.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Since our inception on May 2, 2007 through March 31, 2010, we have generated $174,175 in revenues and have incurred a net loss of $501,718.  For the three months ended March 31, 2010, we generated $12,060 in revenues and incurred a net loss of $45,483.

Merger with Guardian 8 Corporation

Subsequent to the quarter ended March 31, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

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

As of March 31, 2010, our cash balance was $1,916. Our plan for satisfying our cash requirements for the next twelve months is through the consummation of the Guardian 8 merger. We anticipate sales-generated income will be minimal until we complete the merger.

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

We are a development stage company and as of March 31, 2010, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees before the consummation of the Guardian 8 merger.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Employment Agreement.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock to Kyle Edwards as partial consideration for accrued compensation payable to Mr. Edwards under the terms of his employment agreement and for cancellation of the employment agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were issued in October of 2010.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock to Global Intelligence Network as consideration for accrued expenses payable to Global Intelligence Network under the terms of a services and rent agreement and for cancellation of the agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. These shares were issued in October of 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

Forward-Looking Statements

This Quarterly Report and the exhibit filed with it contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding expectations as to the completion of the Merger and the other transactions contemplated by the Merger Agreement. The forward-looking statements contained herein involve risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Such risks include, but are not limited to, the ability of the parties to the Merger Agreement to satisfy the conditions to closing specified in the Merger Agreement. More information about the Registrant and risks related to the Registrant’s business are detailed in the Registrant’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the Securities and Exchange Commission. The Registrant does not undertake an obligation to update forward-looking statements.

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

GLOBAL RISK MANAGEMENT & INVESTIGATIVE SOLUTIONS (Registrant)

Date: November 24, 2010	By:	/s/ Peter Maheu
Peter Maheu
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)