Form 10-Q
period 2010-06-30
Global Risk Management & Investigative Solutions
filed 2010-11-26
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Balance Sheets
	June 30,	December 31,
	2010	2009
Assets		(Audited)

Current assets:
Cash	$476	$4,478
Accounts receivable	6,989	8,145
Prepaid expenses	2,056	252
Total current assets	9,521	12,875

Total assets	$9,521	$12,875

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,743	$17,016
Accrued expenses	19,543	11,953
Accrued expenses – related party	-	47,865
Accrued compensation – related party	-	31,250
Total current liabilities	22,286	108,084

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,554,110 and 4,804,110 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	5,554	4,804
Additional paid in capital	527,348	356,223
(Deficit) accumulated during development stage	(545,667)	(456,236)
Total stockholders’ equity (deficit)	(12,765)	(95,209)

Total liabilities and stockholders’ equity (deficit)	$9,521	$12,875

The accompanying notes are an integral part of the condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)
	The Three Months Ended		The Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$10,575	$12,002	$22,635	$12,280	$184,750

Expenses
Direct costs	449	1,793	1,433	3,048	111,920
Direct costs – related party	3,292	10,614	20,159	10,707	69,080
General and administrative expenses	19,529	18,986	38,481	28,291	116,126
Professional fees	-	12,250	-	19,020	200,898
Promotional and marketing	-	-	-	-	24,058
Executive compensation	31,250	31,250	62,500	62,500	218,750
Total expenses	54,520	74,893	122,573	123,566	740,832

Net operating (loss)	(43,945)	(62,891)	(99,938)	(111,286)	(556,082)

Other income (expense):
Gain on debt settlement	-	-	10,511	-	10,511
Interest expense	(5)	-	(5)	(1)	(96)
Total other (expense)	(5)	-	10,506	(1)	10,415

Net (loss)	$(43,950)	$(62,891)	$(89,432)	$(111,287)	$(545,667)

Weighted average number of common
shares outstanding –
basic and fully diluted	4,865,144	4,804,110	4,808,231	4,761,569

Net (loss) per share –
basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

Global Risk Management & Investigative Solutions
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		May 2, 2007 (Inception) to June 30,
	2010	2009	2010
Cash flows from operating activities

Net (loss)	$(89,432)	$(111,287)	$(545,667)
Shares issued for compensation – related party	93,750	62,500	218,750
Shares issued for services – related party	78,125	-	78,125
Shares issued for services	-	-	25,903
Gain on debt settlement	10,511	-	10,511
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Accounts receivable	1,156	(11,158)	(6,989)
Prepaid expenses	(1,804)	740	(2,056)
Accounts payable	(24,784)	(4,080)	(7,769)
Accrued expenses	(40,274)	32,846	19,543
Accrued compensation – related party	(31,250)	-	-
Net cash (used) by operating activities	(4,002)	(30,439)	(209,649

Cash flows from financing activities
Issuance of common stock	-	5,000	210,125
Net cash provided by financing activities	-	5,000	210,125

Net increase (decrease) in cash	(4,002)	(25,439)	476
Cash, beginning	4,478	45,503	-
Cash, ending	$476	$20,064	$476

Supplemental disclosures:
Interest paid	$5	$1	$96
Income taxes paid	$-	$-	$-

Non-cash disclosures:
Shares issued for compensation – related party	$93,750	$62,500	$218,750
Shares issued for services – related party	$78,125	$-	$78,125
Shares issued for services	$-	$-	$25,903

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

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of approximately $545,667 and working capital deficit of $12,765 as of the six months ended June 30, 2010.

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

On June 30, 2010, we authorized the issuance of 500,000 shares of our common stock in lieu of compensation to our CEO. The fair value of the shares issued was $93,750. As of June 30, 2010, the shares were unissued.

On June 30, 2010, we authorized the issuance of 250,000 shares of our common stock for accrued administrative services to a related party. The fair value of the shares issued was $78,125. As of June 30, 2010 the shares were unissued.

Note 5 – Related party transactions

On November 15, 2007, we entered into a “Strategic Alliance Agreement” with our founding shareholders. Pursuant to this agreement we agreed to facilitate a business development program whereby Global Risk Management would accept referrals from each founding member in exchange for a 5% referral fee. Further, in the event the referred services are to be performed by a member of the strategic alliance team, that member will receive approximately 90% of the proceeds received from the referral. During the periods ended June 30, 2010 and 2009, we paid referral fees to our founders pursuant to the strategic alliance agreement, totaling $20,159 and $10,707, respectively.

During the period ended September 30, 2009, we entered into an Administrative Rent and Service Agreement with Global Intelligence Network, Inc., which is controlled by a founding shareholder and director of the Company. Pursuant to this agreement, Global Intelligence has agreed to provide office space, administrative staff, supplies and equipment to the Company in exchange for a quarterly service fee of $15,625.  The agreement is for a period of one year beginning on April 1, 2009 and terminating on June 30, 2010 for a total of $78,125. As of June 30, 2010, we have expensed $31,250 for the remainder of this agreement.

On February 3, 2009, and June 30, 2010 we authorized the issuance of 500,000 shares of our common stock, respectively, to our President and CEO valued at $218,750 in lieu of his base annual salary for the period beginning on October 2008 through June 30, 2010.

Note 6 – Subsequent events

On October 1, 2010 we issued a total of 750,000 shares previously authorized.

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

Since our inception on May 2, 2007 through June 30, 2010, we have generated $184,750 in revenues and have incurred a net loss of $545,667.  For the three and six months ended June 30, 2010, we generated $10,575 and $22,635 in revenues, respectively, and incurred a net loss of $43,950 and $89,432, respectively.

Merger with Guardian 8 Corporation

Subsequent to the quarter ended June 30, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among us, G8 Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary (“G8S”), and Guardian 8 Corporation, a Nevada corporation (“Guardian 8”).

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

As of June 30, 2010, our cash balance was $476. Our plan for satisfying our cash requirements for the next twelve months is through the consummation of the Guardian 8 merger. We anticipate sales-generated income will be minimal until we complete the merger.

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

We are a development stage company and as of June 30, 2010, we did not have any employees, other than Kyle Edwards, our President and Chief Executive Officer. We look to our officers and directors who collectively have a varied background in law enforcement, security, internet security and technology, loss prevention, background screening, private investigations, due diligence, customer service evaluations, and regulatory compliance.  We do not anticipate hiring employees before the consummation of the Guardian 8 merger.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

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