Form 10-K
period 2010-12-31
Guardian 8 Holdings
filed 2011-03-23
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 College Blvd., Suite 204
Overland Park, KS	66210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (913) 317-8887

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes           ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☒Yes           ☐No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒ Yes   ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,385,000 based on a share value of $0.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,802,318, $0.001 par value, outstanding on March 15, 2011.

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

GUARDIAN 8 HOLDINGS
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or global economic, market and political conditions;
•	our ability to diversify our operations;
•	actions and initiatives taken by both current and potential competitors;
•	supply chain disruptions for components used in our product;
•	manufacturers inability to deliver components or products on time;
•	inability to raise additional financing for working capital;
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

In this form 10-K references to “Guardian 8”, “G8”, “the Company”, “we,” “us,” “our” and similar terms refer to Guardian 8 Corporation and its wholly owned operating subsidiary, Guardian 8 Corporation.

AVAILABLE INFORMATION

Although we have not registered any of our securities under Section 12 of the Exchange Act, we voluntarily file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.guardian8.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Guardian 8 Holdings, 11900 College Blvd, Suite 204, Overland Park, Kansas  66210.

PART I

Item 1. Business.

Overview

In November 2010, following a reverse merger by and among us, G8 Acquisition Subsidiary, Inc. (our wholly-owned subsidiary) and Guardian 8 Corporation, a Nevada corporation, we changed the focus of our business plan.

Prior to the reverse merger with Guardian 8 Corporation in November of 2010, we operated under the name Global Risk and focused on the provision of investigative, technical IT, background, document verification, and data banks of security information and entered into the personal defense industry. This business plan was ultimately abandoned following its unsuccessful implementation. Following the merger, we assumed the business plan of Guardian 8 Corporation and entered into the personal defense industry. Concurrent with the effectiveness of the merger, we changed our name to “Guardian 8 Holdings” The result of the merger was that the former stockholders of Guardian 8 Corporation controlled approximately 95% of our outstanding shares of common stock. In addition, Guardian 8 Corporation was deemed to be the acquiring company for financial reporting purposes and the merger was accounted for as a reverse merger. All of our principal operations are conducted through Guardian 8 Corporation as our wholly owned subsidiary.

Guardian 8 Corporation was incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation. In August 2009, we changed our name to Guardian 8 Corporation. Our principal executive offices are located in Overland Park Kansas.

Business Development

In June of 2009, concurrent with our incorporation, Charles “Andy” Ross, Jr., a former officer and director, agreed to transfer all rights, title and interest in and to all intellectual property rights he held in our device to us in exchange for $300,000 in cash and 19,000,000 shares of our common stock. From August of 2009 through September of 2010, Mr. Ross returned 4,500,000 shares of common stock to us for cancellation to assist in our fund raising efforts.

The Guardian 8 Device

The “PERSONAL SECURITY GUARDIAN” device is a personal security device that incorporates countermeasures to help defend against personal attacks, including alarms to frighten and video the attacker and/or alert others, latest technology utilizing LED lights to momentarily visually impair a would be attacker at night as well as GPS, audio/visual communications and Bluetooth technology advising security or law enforcement of the incident. The device’s general objective is to provide an enhanced personal security device that has a plurality of security functions.

The desire for personal security is a burgeoning one resulting in personal security devices being available on the marketplace. Such devices range from weapons designed to inflict harm on an attacker to alarms designed to call attention to the situation at hand so as to dissuade an attacker from further aggression.

Although such devices are assumably effective in operation, it is desirable to have a device which presents a plurality of security functions which allow the user to defend against dangerous situations and communicate the impending situation in one device.

In response to this perceived need, we have developed a personal security device which presents a multitude of security features including pepper spray, visual, recording, and audio alarms and communication with 9-1-1 or other preselected numbers. Such functions may either be initiated by the user or automatically activated during physical confrontations. The device is in the form of a pistol configuration which enables the user to better manipulate the device and control the available functions.

Additional significant objectives of the device are:

·	to provide countermeasures that can momentarily incapacitate attackers and inflict physical harm;

·	to activate audio and/or visual alarms so as to call attention to the altercation and/or frighten the attacker;

·	to provide a laser pointing device that enables the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications;

·
to provide a device that links with a cell phone using Bluetooth technology so as to automatically alert 9-1-1 as to your location and/or document audio messages, and audio and visual recordings of the altercation;

·	to provide a security device that transmits the audio/or visual recordings as well as current GPS location;

·	to provide a security device that provides a direct voice communication link with 9-1-1 or other preselected numbers; and

·	to provide a device that can be user activated or automatically activated if the item is jostled during an altercation.

Recent Developments

We have completed the initial design and tooling for the first product under development.  We have received three working prototypes and anticipate the receipt of 6-8 more working prototypes in early April of 2011.  We plan to test these prototypes through a number of different venues to collect feedback and input on suggested design changes, as well as develop training manuals for use of the product. Once completed, a production run of approximately 100 units is projected to be completed to begin phase two of testing. Once phase two is complete (projected to before the end of the second quarter of 2011), the company intends to make the first production run of approximately 1,500 units and anticipates to be selling product in the third or fourth quarters 2011.

We have filed with U.S. Customs, the Federal Communications Commission, and Federal Trade Commission to obtain all approvals necessary to import our product once production commences. We have also entered into a contract to secure warehousing and distribution, once inventory becomes available.

Warranty

We intend to offer a three to six month limited warranty on our device. After the warranty expires, if the device fails to operate properly for any reason, we intend to replace the device either at a discounted price depending on when the product was placed in service or for a flat fee. These fees are intended to cover the handling and repair costs and include a profit. We believe this policy will be attractive to our customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years are anticipated to be also offered for specified fees.

Sales and Marketing

We plan to approach the market on three fronts; (i) The Private Security Market, (ii) National Accounts, and (iii) the Retail Market. We are currently in discussion with several large private security firms about testing the product as well as support for training. We intend to begin discussions with potential National Accounts targets once the testing phase for our product has been completed. We have engaged a marketing and advertising firm to assist in evaluating and implementing marketing, branding and advertising strategies.  We have also engaged the services of a former executive of a personal defense device manufacturer to assist in our marketing to the private security market.

United States Distribution

Initially we intend to focus on the professional and consumer defense market as our primary target. We are evaluating a number of go to market strategies for the product; including, security firms, direct sales, distributors, etc.

We intend to implement a variety of marketing initiatives to support sales of our device. We may produce an infomercial, if we maintain sufficient funds, which will air in initially in selected markets and if successful will target a nationwide campaign.

International Distribution

We intend to market and distribute our device in foreign markets through a network of distributors. For geographical and cultural reasons, it is anticipated that our distributors, when established, will usually have a territory defined by their country’s borders. These distributors will market our device where allowed by law. For foreign sales we may utilize an established distributor.

Manufacturing

We intend to outsource all of our component manufacturing and assembly at least for the foreseeable future. We currently are anticipating using Dagen Tech Company, Ltd. and RDI Technology Company, Ltd., subject to quote approval, to manufacture our initial device; however, we do not foresee any issues with locating additional manufacturers of our device if and when the time arises.

Competition

Our device is anticipated to compete with other non-lethal weapons such as electronic control devices, batons, clubs, and chemical sprays; such as those sold by companies as Taser International, Armor Holdings, Inc., TigerLight, PepperBall Technologies, and FN Herstal. The primary competitive factors in the private citizen market include a device’s cost, effectiveness, safety and ease of use.

Regulation

United States Regulation

Our device will be subject to regulations; although it is anticipated that our device will not be considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no Federal firearms-related regulations will apply to the sale and distribution of our device within the United States.

We are also subject to environmental laws and regulations, including restrictions on the presence of certain substances in electronic products. Reference is made to Risk Factors, under the heading “Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs”.

United States Export Regulation

 It is anticipated that our device will be considered a crime control product by the U.S. Government. Accordingly, the export of our device will be regulated under export administration regulations. As a result, we will be required to obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. The need to obtain these licenses may cause a delay in our shipments if we develop an international sales program.

Foreign Regulation

Foreign regulations, which may affect our device, are numerous and often unclear. We intend to engage distributors who are familiar with the applicable import regulations in each foreign market we enter, if any. Restrictions may prohibit certain sales of our products in a number of countries. We intend to rely on the distributors to inform us of those countries where our device is prohibited or restricted.

Intellectual Property

We intend to protect our intellectual property with U.S. patents and trademarks. Our pending patent application relates to the PERSONAL SECURITY GUARDIAN device. We also intend to rely on international treaties, organizations and foreign laws to protect our intellectual property. We intend to continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Confidentiality agreements are intended to be used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Research and Development

We expended $216,351  on research and development for the year ended December 31, 2010. Our investment in research and development staff and equipment is anticipated to increase as our device gains market acceptance and we move into design and development of additional versions of our device or other products. Our return on this investment is intended to be realized over the long term, although new systems and technologies may have a more immediate impact on our business.

Employees

           We are a development stage company and currently have no employees. However, we utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet with the assistance of the executive committee of our board of directors. We look to Mr. Cochennet and the executive committee for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

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

Risks Related to Our Business

We are a development stage company, recently organized and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in developing and marketing a new personal defense product. As a result of our recent formation we have yet to generate any revenues from operations and have been focused on organizational, start-up, market analysis, product development, building relationships and initial fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including:

•      our ability to raise adequate working capital;
•      success of our product development efforts;
•      the level of our competition;
•      demand for the product at a profitable price;
•      our ability to attract and maintain key management and employees; and
•	our ability to effectively demonstrate our ability to develop, produce and market a personal defense product.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our operations. Despite our best efforts we may not be successful in our development and marketing efforts or obtain required regulatory approvals. There is a possibility that our business plan may not be received favorably by investors or we may not be able to perfect our plan of operation to be commercially viable.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have working capital needs. We expect our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments to meet our working capital and capital expenditure requirements for at least the next six months. After that time we may need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. If our cash flows do not commence within six months, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Declining economic conditions could negatively impact our business

Our operations may be affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 24 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent months, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in overall consumption.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2010 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to commence product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.  We have not entered into an employment agreement with our officer and maintain no key person insurance on him. We may receive the resignation of Mr. Cochennet, our sole officer, upon the first full order of our device and following his resignation anticipate that the executive committee of our board of directors will manage our operations. If we were to lose the services of our directors, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements for them.

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

Because the nature of our business is expected to change as a result of shifts in the self-defense and personal protection industry, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our device is anticipated to be used in confrontations that may result in bodily injury to those involved. A person injured in a confrontation or otherwise in connection with the use of our device may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, defective product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our device. Although we intend to carry product liability insurance, we may still incur large legal expenses if we choose to self-insure and defend lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

To the extent demand for our device increases, our future success will be dependent upon our ability to establish manufacturing production capacity which will be accomplished by the implementation of customized manufacturing automation equipment.

                To the extent demand for our device increases significantly in future periods, one of our key challenges will be to ramp our production capacity to meet sales demand, while maintaining product quality. Our primary strategies to accomplish this include locating larger outsourced assembly facilities. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, financial results and financial condition.

If we are unable to design, introduce and sell new products or new product features successfully, our business and financial results could be adversely affected.

Our future success may depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and new product features is complex, time consuming and expensive, and we may experience delays in completing the development and introduction of new products. We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

Government regulation of our device and future products may adversely affect sales.

Federal regulation of sales in the United States: Our device is not considered a firearm regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, but is a consumer product regulated by the U.S. Consumer Product Safety Commission. Although there are currently no federal laws restricting sales of our device in the United States, future federal regulation could adversely affect sales of our device and future products.

Federal regulation of international sales: It is anticipated that our device will be controlled as a “crime control” product by the U.S. Department of Commerce, or DOC, for export directly from the United States. Consequently, we will be required to obtain an export license from the DOC for the export of our device from the United States, other than to Canada, when and if we commence international sales. Our inability to obtain DOC export licenses on a timely basis for sales of our device to international customers could significantly and adversely affect our business.

State and local regulation: Our device may be controlled, restricted or its use prohibited by a number of state and local governments. Other jurisdictions may ban or restrict the sale of our device and our sales may be significantly affected by additional state, county and city governmental regulation.

Foreign regulation: Certain foreign jurisdictions prohibit the sale of conducted energy devices, which may include a product such as our device, limiting some of our international sales opportunities.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

We may be subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these requirements.

The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) which became effective in July 2006, and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.

We intend to monitor the impact of specific registration and compliance activities required by the RoHS and WEEE Directives. We endeavor to comply with applicable environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacturing; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends upon our proprietary technology. Our protective measures, including a patent and trade secret protection, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks and service marks in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patent.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

                Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Our efforts to avoid the patent, trademark, and copyright rights of others may not provide notice to us of potential infringements in time to avoid investing in product development and promotion that must later be abandoned if suitable license terms cannot be reached.

There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include for example photos, videos, and software.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance and injury to our reputation and increased warranty costs.

To the extent demand for our products increase, our future success will be dependent upon our ability to ramp manufacturing production capacity.

We intend to begin marketing a new self-defense device. To the extent demand for that product, or other products we may develop, increases significantly in future periods, one of our key challenges will be to ramp up production capacity to meet sales demand, while maintaining product quality. We plan to use a contract manufacturer for all of our products. Our inability to meet any future increase in sales demand, access capital for inventory, may hinder growth or increase dilution.

Component shortages could result in our inability to produce volume to adequately meet customer demand. This could result in a loss of sales, delay in deliveries and injury to our reputation.

Single source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations, or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations.

Our dependence on foreign suppliers for key components of our products could delay shipment of our finished products and reduce our sales.

We anticipate depending on foreign suppliers for the delivery of certain components used in the assembly of our products. Due to changes imposed for imports of foreign products into the United States, as well as potential port closures and delays created by terrorist threats, public health issues or national disasters, we may be exposed to risk of delays caused by freight carriers or customs clearance issues for our imported parts. Delays caused by our inability to obtain components for assembly could have a material adverse effect on our revenues, profitability and financial condition.

We may experience a decline in gross margins due to rising raw material and transportation costs associated with a future increase in plastics prices.

A significant number of our raw materials are comprised of plastic based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. A significant rise in commodity prices could adversely impact our ability to sustain current gross margins, by increasing component pricing.

We face risks associated with rapid technological change and new competing products.

The technology associated with non-lethal devices is receiving significant attention and is rapidly evolving. While we anticipate having patent protection in key areas of our technology, it is possible that new non-lethal technology may result in competing products that operate outside our patent and could present significant competition for our products.

We may acquire assets or other businesses in the future.

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;

•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•	We may not be able to retain key personnel of an acquired business;

•	Our management’s attention may be diverted; or

•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

We have not implemented various voluntary corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, AMEX or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only four directors. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

Risks Relating to Our Common Stock

There is no current public market for our common stock; therefore investors will have a very limited ability to liquidate their investment for any reason.

As of the date of this report, there is no public market for our common stock. We intend to contact an authorized FINRA market maker for sponsorship of our securities on the OTC:BB or Pink Sheets, however our attempts to do so may be unsuccessful. Furthermore, if our securities are not quoted on the OTC:BB or Pink Sheets, or listed or quoted elsewhere, a market may never develop for our common stock or if developed may not be sustained. As a result, investors may be unable to liquidate their investment for any reason.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulation laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions may prohibit the secondary trading of our common stock.  Investors should consider the secondary market for our securities to be a limited one.

We have the ability to issue additional shares of our common stock and shares of preferred stock without obtaining stockholder approval, which could cause your investment to be diluted.

Our Articles of incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock, when and if established, could drop due to sales of a large number of shares of our common stock in the market after the offering or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Our articles of incorporation and bylaws contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us.

Additional Risks and Uncertainties

If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain an executive office at 11900 College Boulevard, Suite 204, Overland Park, Kansas  66210, telephone: (913) 317-8887. We have a month-to-month lease with rent of $250 for approximately 260 square feet of office space. Additionally, Mr. Cochennet occasionally will utilize his home to conduct business on our behalf.  Mr. Cochennet does not receive any remuneration for the use of his home. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

(b) Holders of Common Stock

As of March 15, 2011, there were approximately 136 holders of record of our Common Stock and 26,802,318 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On June 30, 2010, we authorized the issuance of 500,000 (pre-split) shares of our common stock to Kyle Edwards as partial consideration for accrued compensation payable to Mr. Edwards under the terms of his employment agreement and for cancellation of the employment agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. The shares were issued in October of 2010.

On June 30, 2010, we authorized the issuance of 250,000 (pre-split) shares of our common stock to Global Intelligence Network as consideration for accrued expenses payable to Global Intelligence Network under the terms of a services and rent agreement and for cancellation of the agreement. We believe that the authorization and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. The shares were issued in October of 2010.

Concurrent with the closing of the merger with Guardian 8 Corporation in November 2010, we implemented a 1-for-4.4 reverse stock split of all of our outstanding shares of common stock as of November 26, 2010. A majority of the Company’s stockholders granted discretionary authority to the board of directors to implement the reverse split by written consent on November 26, 2010.

Pursuant to the terms of the merger, we issued 25,540,000 shares of common stock, following completion of the 1-for4.4 reverse stock split, in exchange for 100% of the outstanding shares of common stock of Guardian 8.   We believe that the issuance of the shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-150954), related to our initial public offering, was declared effective by the SEC on June 16, 2008 and was withdrawn on December 14, 2010.  We did not sell any shares under the registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements section included elsewhere in this report.

Results of Operations for Guardian 8 Corporation for the Period Ended December 31, 2009 and Year Ended December 31, 2010

We generated net losses of $229,705 for the period ended December 31, 2009, with further losses of $583,943 for the year ended December 31, 2010. This equated to a total loss of $813,648 since our inception on June 8, 2009 through December 31, 2010. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our product of $38,832 and $216,351 for the period ended December 31, 2009 and year ended December 31, 2010, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through December 31, 2010, we raised approximately $1,065,500 through the sale of our common stock.  As of December 31, 2010, our cash balance was $290,829. Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offerings, third party financing, and/or additional debt or equity financing. We anticipate sales-generated income during that same period of time, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from our product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of G8 as a going concern. We may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of our product. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock and through December 31, 2010 had raised approximately $1,065,500 from two private placement offerings. Our cash balance as of December 31, 2010 was $290,829 and we anticipate this amount to satisfy our cash requirements through at least September 30, 2011. We have a monthly rent expense of $250 for our principal executive office and also pay our administrative support person approximately $2,000 per month for part time services. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets at December 31, 2010 and 2009	F-2
Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period from June 8, 2009 (Inception) through December 31, 2010	F-3
Statements of Stockholders’ (Deficit) for the Year Ended December 31, 2010 and 2009 and for the period from June 8, 2009 (Inception) through December 31, 2010	F-4
Statements of Cash Flows for the Year Ended December 31, 2010 and 2009 and for the period from June 8, 2009 (Inception) through December 31, 2010	F-5
Notes to Financial Statements	F-6

To the Board of Directors and Stockholders
Guardian 8 Holdings
Overland Park, Kansas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Guardian 8 Holdings as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and the period from June 8, 2009 (inception) to December 31, 2009.  Guardian 8 Holdings’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian 8 Holdings as of December 31, 2010 and 2009 and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and the period from June 8, 2009 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has experienced no revenues to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 23, 2011

Guardian 8 Holdings
(A Development Stage Company)
Balance Sheet

	December 31,
	2010	2009

Assets:
Current assets:
Cash	$290,829	$15
Prepaid expenses	10,000	-
Total current assets	300,829	15

Patent, net of accumulation amortization of $817 and $301 as of
December 31, 2010 and 2009	9,568	10,084

Total assets	$310,397	$10,099

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$37,410	$75,669
Due to related party	-	275,000
Total current liabilities	37,410	350,669

Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
Authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; issued and outstanding of 26,802,318 at December 31, 2010 and 21,250,000 at December 31, 2009	26,802	21,250
Paid in Capital	1,364,448	172,500
Retained earnings	(1,118,263)	(534,320)
Total shareholder’s equity	272,987	(340,570)

Total liabilities and shareholders’ equity	$310,397	$10,099

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statements of Operations

		For the period from	For the period
	For the Year	June 8 2009,	From June 8, 2009
	Ended	(inception) to	(inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Amortization	516	301	817
General and administrative expenses	583,427	229,404	812,831
	583,943	229,705	813,648

Loss from operations	(583,943)	(229,705)	(813,648)

Other income (expense):
Interest expense	-	-	-
Interest income	-	-	-

	-	-	-

Loss before income tax	(583,943)	(229,705)	(813,648)

Provision for income tax expense	-	-	-

Net (loss)	$(583,943)	$(229,705)	$(813,648)

Net loss per share – basic and diluted	(0.02)	(0.01)

Weighted average shares outstanding	25,146,282	21,150,483

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statement of Shareholder’s Equity
For the period of June 8, 2009 (inception) to December 31, 2010

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity

Balance, June 8, 2009 (inception)	-	$-	$-	$-	$-

Acquisition of patent	15,000,000	15,000	-	(304,615)	(289,615)
Stock sold @ $0.025	4,000,000	4,000	96,000	-	100,000
Stock issued for services @ $0.025	2,150,000	2,150	51,600	-	53,750
Stock issued for services @ $0.25	100,000	100	24,900	-	25,000

Net loss for the year	-	-	-	(229,705)	(229,705)

Balance, December 31, 2009	21,250,000	$21,250	$172,500	$(534,320)	$(340,570)

Stock issued for services @ $0.25	210,000	210	52,290	-	52,500
Stock issued for debt @ $0.25	463,000	463	115,287	-	115,750
Stock sold for @ $0.25	3,862,000	3,862	961,638	-	965,500
Stock issued to directors @ $0.25	255,000	255	63,495	-	63,750
Stock cancelled	(500,000)	(500)	500	-	-
Merger shares	1,262,318	1,262	(1,262)	-	-

Net loss for the year	-	-	-	(583,943)	(583,943)

Balance, December 31, 2010	26,802,318	$26,802	$1,364,448	$(1,118,263)	$272,987

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statement of Cash Flows

		For the period from	For the period from
	For the Year ended	June 8, 2009 (inception) to	June 8, 2009 (inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Operating activities:
Net (loss)	$(583,943)	$(229,705)	$(813,648)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services	52,500	78,750	131,250
Stock issued for compensation	63,750	-	63,750
Amortization of patent	516	301	817
Change in assets and liabilities-
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable	(38,259)	75,669	37,410
Due to related party	(159,250)	(25,000)	(184,250)
Cash provided by operating activities	(674,686)	(99,985)	(774,671)

Financing activities
Proceeds from common stock sales	965,500	100,000	1,065,500
Proceeds from notes payable, related party	10,000	-	10,000
Payments on notes payable, related party	(10,000)	-	(10,000)
Cash used in financing activities	965,500	100,000	1,065,500

Increase in cash	290,814	15	290,829
Cash, beginning of year	15	-	-
Cash, end of year	$290,829	$15	$290,829

Supplemental cash flow information:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

Stock issued for services	$52,500	$78,750	$131,250
Shares issued for services	210,000	2,250,000	2,460,000

Stock issued for compensation	$63,750	$-	$63,750
Shares issued for compensation	255,000	-	255,000

Stock issued for payment on due to related party	$115,750	$-	$115,750
Shares issued for payment on due to related party	463,000	-	463,000

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Notes to Financial Statements
For the Year ended December 31, 2010 and the period from June 8, 2009 (inception) to December 31, 2009

Note 1 – Company Organization and Summary of Significant Accounting Policies
Organization
Guardian 8 Corporation (“Guardian 8”) was incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Overland Park, Kansas.  We are a development stage company in the process of developing a personal security device that incorporates countermeasures to help defend against personal attack.

Effective November 30, 2010, we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission under section 12g.  We merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  Post merger, Global Risk changed its name to Guardian 8 Holdings.

As of December 31, 2010, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

 Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 and 2009.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the period ended December 31, 2009 or the year ended December 31, 2010.

Warranty
We intend to offer a three to six month limited warranty on our device.  After the warranty expires, if the device fails to operate properly for any reason, we intend to replace the device either at a discounted price depending on when the device was placed in service or for a flat fee.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees.

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $38,832 and $216,351 for the period ended December 31, 2009 and the year ended December 31, 2010, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 7 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the period ended December 31, 2009 and the year ended December 31, 2010.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the period ended December 31, 2009 and the year ended December 31, 2010.

Dividends
We do not anticipate the payment of cash dividends on our common stock in the foreseeable future.

Income Taxes
The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 8 for further details.

Recent pronouncements
On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management has determined that adoption of this pronouncement has not material impact on the financial statements.

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company is evaluating the effect of the adoption of FSP 157-4 and determined that it did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on our financial statements.

Year end
The Company has adopted December 31 as its year end.

Note 2 – Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $1,118,263 as of December 31, 2010. Our current assets exceeded our current liabilities by $263,419 as of December 31, 2010. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2010, we were able to raise $965,500 through Private Placement Memorandums.  See Note 5 for further details.

Note 3 – Notes payable
In January and February of 2010, we received short-term, non-interest bearing loans from four of our shareholders.  These loans totaled $10,000.  The loans were repaid in full in April of 2010.  No interest expense has been imputed or paid relating to these loans.

Note 4 – Patent and Due to Related Party
In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $301 and $516 for the years ended December 31, 2009 and 2010, respectively.

The $300,000 due to related party was paid (i) $25,000 in June of 2009, (ii) $131,500 in May of 2010, (iii) $115,750 was converted to 463,000 shares at $.25 per share in May of 2010, and (iiii) $27,750 in August of 2010 leaving no balance due as of December 31, 2010.  The issuance of stock for the debt was at the same price being offered in the private placement memo during May of 2010.

No interest expense has been imputed or paid relating to these amounts.

Note 5– Stockholder’s equity
The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Both classes of stock have a par value of $0.001.

In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held in the personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  During the year ended December 31, 2010, 500,000 more shares were returned for cancellation in exchange for no consideration.

In June of 2009, 4,000,000 shares were sold to four investors for a total purchase price of $100,000 or $0.025 per share.

In June of 2009, 2,000,000 shares were issued to an officer of the Company in exchange for his services as President and General Manager.  Those shares were valued at $0.025 per share and $50,000 was expensed as compensation.

In June of 2009, 150,000 shares were issued to an attorney in exchange for legal services.  Those shares were valued at $0.025 per share and $3,750 was expensed as legal expense.

In December of 2009, 100,000 shares were issued to a consultant in exchange for business development consulting services.  Those shares were valued at $0.25 per share and $25,000 was expensed as consulting expense.

As of December 31, 2009, there were 21,250,000 common shares outstanding and no preferred shares outstanding.

During the year ended December 31, 2010, 210,000 shares were issued for services.  Those shares were valued at $0.25 and $52,500 was expensed.

During the year ended December 31, 2010, $115,750 due to a related party was converted at $0.25 per share into 463,000 shares (See Note 4).

During the year ended December 31, 2010 we offered two Private Placement Memorandums for the sale of common stock at $0.25 per share.  In accordance with the first offering, we have sold 2,462,000 shares of common stock for $615,500.  In accordance with the second offering, we have sold 1,400,000 shares of common stock for $350,000.

During the year ended December 31, 2010, 255,000 shares were issued to the directors for compensation.  Those shares were valued at $0.25 and $63,750 was expensed.

Effective November 30, 2010, we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission under section 12g.  We merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  Post merger, Global Risk changed its name to Guardian 8 Holdings.

As of December 31, 2010, there were 26,802,318 common shares outstanding and no preferred shares outstanding.

As of December 31, 2010 and 2009, there were no outstanding options or warrants.

Note 6 – Lease Commitments and Related Party Transactions
During the period ended December 31, 2009 and the three months ended March 31, 2010, the Company leased its operating headquarters on a month to month basis for $1,332 per month.  During the six months ended September 30, 2010, we negotiated our lease and maintained the same headquarters on a month to month basis for $500 per month.  During the three months ended December 31, 2010 we negotiated our lease again and maintained the same headquarters on a month to month basis for $250 per month.

Rent expense was $14,646 for the period ended December 31, 2009 and $7,745 for the year ended December 31, 2010.

As of December 31, 2009 and 2010, we owed an officer and director $275,000 and $0, respectively.  See Note 4 for further details.

During the period ended December 31, 2009 and part of the year ended December 31, 2010, an officer and director was paid $5,000 per month for his marketing services.  This agreement stopped in July of 2010.  The total paid for these services was $35,000 during the period ended December 31, 2009 and $33,500 during the year ended December 31, 2010.

During the period ended December 31, 2009 and the year ended December 31, 2010, a relative of an officer and director was paid $28,000 and $27,650, respectively, for secretarial services.

During the year ended December 31, 2010, the company paid $25,000 to an entity owned by a director for consulting services.

During the year ended December 31, 2010, the company issued 80,000 shares, valued at $20,000, to a director for marketing and public relations services.

Note 7 – Fair Value Measurements
The Company adopted ASC Topic 820-10 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$15	$-	$-	$15
Accounts payable	-	75,669	-	75,669
Due to related party	-	275,000	-	275,000

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$290,829	$-	$-	$290,829
Accounts payable	-	37,410	-	37,410

Note 8 – Income taxes
The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company’s operations for the period ended December 31, 2009 and the year ended December 31, 2010 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The provision for income taxes for the period ended December 31, 2009 and the year ended December 31, 2010 consists of the following:

	12-31-2009	12-31-2010
Current tax	$-	$-
Benefits of deferred tax assets	78,100	198,500
Change in valuation allowance	(78,100)	(198,500)
Provision for income tax expense	$-	$-

As of December 31, 2010 and 2009, the Company has net operating loss carry-forwards which may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

Below is a summary of deferred tax asset calculations as of December 31, 2009 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$229,705	$78,100
Valuation allowance		(78,100)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2010 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$813,648	$276,600
Valuation allowance		(276,600)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2010.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 9 – Subsequent events
In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, C. Stephen Cochennet, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Board Committee(s)
C. Stephen Cochennet	53	Chairman, CEO, President, Secretary and Treasurer	Executive
Loren Moll	54	Director	Executive (Chairman)
James G. Miller	62	Director	Executive
Kyle Edwards	56	Director	None

C. Stephen Cochennet. Mr. Cochennet has been the Chief Executive Officer, President, Secretary, Treasurer and Chairman of Guardian 8 Corporation since its incorporation in June of 2009. In addition, Mr. Cochennet was the President, Chief Executive Officer, Secretary, Treasurer and Chairman of EnerJex Resources, Inc., a publicly traded and SEC registered company, from August 2006 to December 31, 2010. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supported a number of clients that included Fortune 500 corporations, international companies, natural gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided included strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Loren Moll. Since November 1996, Mr. Moll has been a partner of Caldwell & Moll, L.C., a law firm in Overland Park, Kansas.  Mr. Moll has 24 years of experience in the practice of law. His practice has focused on the representation of small businesses and entrepreneurs concerning a wide array of both every day and complex legal issues.   In addition to practicing law, since 2003 Mr. Moll has served as a director of Petrol Oil and Gas, Inc., a publicly traded energy development company, where he has also served as President and CEO.  Prior to starting his own law firm, Mr. Moll was an associate attorney at Bryan Cave LLP and partner of Lewis, Rice and Fingersh, L.C.  Mr. Moll graduated from the University of Kansas with a Bachelor of Arts degree and a Juris Doctorate.

James Miller. Jim was a Director and founder of Guardian 8 Corporation. Mr. Miller retired in 2002 as Chief Executive of Utilicorp United’s business unit responsible for the Company’s electric generation, and electric and natural gas transmission and distribution assets serving 1.3 million customers in seven mid-continent states. He joined Utilicorp in 1989 and served as President of Michigan Gas Utilities until 1991, and then served as President of Utilicorp’s WestPlains Energy division from 1991 to 1994.  Before joining Utilicorp as part of the acquisition of Michigan Gas Utilities, he served as that Company’s President from 1983 to 1989. Miller currently is a member of the board of directors of EnerJex Resources, Inc., a publicly traded and SEC registered copay. Further, Miller has served on Boards of Directors of Corporations listed on the NYSE, NASDAQ and the Australian Stock Exchange. Current business activities include ownership of retail, real estate and ranch businesses, and equity investments in several start-up companies.  He also serves as a director, trustee or member of several community and charitable organizations.  Miller holds a BS degree in electrical engineering and a MBA in management from the University of Wisconsin.

Kyle Edwards. Mr. Edwards was the president and a director of Global Risk before the merger with Guardian 8 Corporation and is also President of International Investigative Solutions, an investigative company specializing in employment backgrounds, gaming compliance, criminal and internal investigations, as well as providing due diligence and loss prevention expertise. Mr. Edwards has thirty four years of investigative experience. Mr. Edwards is a prior chief law enforcement officer with the Las Vegas Metropolitan Police Department, retiring after twenty six years as a Deputy Chief of Investigations. During his law enforcement career he led thousands of criminal investigations including several hundred homicides as well as other violent crimes and white collar crimes and gaming investigations. In addition he supervised undercover narcotic investigations receiving the departments Meritorious Service Award and the U.S. Attorney General’s Safety Award for an undercover operation culminating in Thailand.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2010 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent registered public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

As of December 31, 2010, we had not adopted a corporate code of ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2010 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have limited operations and resources.

Compensation Committee

We currently do not have a Compensation Committee of the Board of Directors. Until a formal committee is established our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Executive Committee

The executive committee, which is currently comprised of Messrs. Cochennet, Moll and Miller, was formed for the purpose to function when the board of directors is not in session or to function in the capacity of the Company’s executive officer if such officer shall have resigned or be deemed unable to render service to the Company. A copy of the executive committee charter is attached hereto as Exhibit 99.1.

Item 11. Executive Compensation.

None of our current officers or directors receives any cash compensation for services rendered to the Company. We intend to recruit and retain additional management and employees once we are adequately capitalized and funds are available for the payment of salaries and other compensation. In addition, in the future we may issue shares of our common stock to compensate our officers and directors for services rendered on our behalf.

The following table sets forth summary compensation information for the period ended December 31, 2009 and year ended December 31, 2010 for our chief executive officer and former vice president. We did not have any other executive officers as of the end of fiscal 2010 whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

C. Stephen Cochennet	2010	$0	-	-	-		$0
President, Chief Executive Officer	2009	$0	-	-	$50,000	(1)	$50,000

Charles Andy Ross, Jr.(2)	2010	$33,500	-	-	-		$33,500
Former Vice President	2009	$35,000	-	-	-		$35,000

(1)	Mr. Cochennet was issued 2,000,000 shares of our common stock for services performed for us as our CEO and president. The shares were valued at $0.025 per share.
(2)	Mr. Ross was paid approximately $5,000 per month during the period from our inception through July of 2010 for his services to us as a vice president of operations.

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2010.

Option Exercises for 2010

There were no options issued or exercised by our named executive officer in fiscal 2010.

Director Compensation

The following table sets forth summary compensation information for the period ended December 31, 2009 and year ended December 31, 2010 for each of our directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $		Option Awards (2) $	All Other Compensation $		Total $
C. Stephen Cochennet	$-	$15,000	(1)	$-	$-		$15,000

Loren Moll	$-	$15,000	(1)	$-	$-		$15,000

James G. Miller	$-	$15,000	(1)	$-	$-		$15,000

Kyle Edwards	$-	$-		$-	$-		$-

Michael Burstein(2)	$-	$11,250	(2)	$-0-	$-		$11,250

James Loeffelbein(3)	$25,000	$7,500	(3)	$-	$20,000	(3)	$52,500

(1)	In July of 2010, each of our current directors was issued 60,000 shares of our common stock valued at $0.25 per share.

(2)	In July of 2010, Mr. Burstein was issued 45,000 shares of our common stock valued at $0.25 per share for his prior services as a director.

(3)	In July of 2010, Mr. Loeffelbein was issued 30,000 shares of our common stock valued at $0.25 per share for his prior services as a director. In addition, in September of 2010 Mr. Loeffelbein was paid $25,000 in cash and issued 80,000 shares of common stock, valued at $0.25 per share, for services performed for the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of the Registrant’s knowledge, about the beneficial ownership of its common stock following completion of the Merger, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 26,802,318 shares of common stock outstanding after completion of the Merger.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after November 30, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
C. Stephen Cochennet, CEO/President and Director	4,149,500	15.5%
Kyle Edwards, Director	340,911	1.3%
Loren Moll, Director	-0-	*
James G. Miller, Director	1,510,000	5.6%

Directors, Officers and Beneficial Owners as a Group	6,000,411	22.4%

* Indicates less than one percent.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of the Registrant, 11900 College Blvd, Suite 204, Overland Park, KS  66210.

(2)    Figures are rounded to the nearest tenth of a percent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions that have occurred during fiscal 2009 and through the nine-months ended September 30, 2010 to which Guardian 8 Corporation was a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

In June of 2009, concurrent with our incorporation, one of our former officers and directors (Charles A. Ross, Jr.), agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $301 and $516 for the years ended December 31, 2009 and 2010, respectively. The $300,000 due to related party was paid (i) $25,000 in June of 2009, (ii) $131,500 in May of 2010, (iii) $115,750 was converted to 463,000 shares at $.25 per share in May of 2010, and (iv) $27,750 in August of 2010 leaving no balance due as of December 31, 2010.  The issuance of stock for the debt was at the same price being offered in the private placement memo during May of 2010.
During the period ended December 31, 2009 and year ended December 31, 2010, Charles A. Ross, Jr., a former officer and director, was paid $5,000 per month for his marketing services. This agreement stopped in July of 2010. The total paid for these services was $35,000 during the period ended December 31, 2009 and $33,500 for the year ended December 31, 2010.

During the period ended December 31, 2009 and the year ended December 31, 2010, a relative of Mr. Ross was paid $28,000 and $27,650, respectively, for secretarial services.

During the year ended December 31, 2010, the Company paid $25,000 to an entity owned by a former director for consulting services.

During the year ended December 31, 2010, the Company issued 80,000 shares, valued at $20,000, to a former director for marketing and public relations services.

Director Independence

Our board of directors has affirmatively determined that Messrs. Miller, Edwards and Moll are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Item 14. Principal Accounting Fees and Services.

Weaver and Martin, LLC served as our principal independent public accountants for fiscal 2010 and 2009, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by Weaver and Martin, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2010	2009

(1) Audit Fees(1)	$15,000	$25,000
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	1,250	3,590
(4) All Other Fees	-	-
Total fees paid or accrued to our principal accountant	$16,250	$28,590

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

(5) Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of Weaver and Martin, LLC for the proposed services. In fiscal 2010 and 2009, all fees paid to Weaver and Martin, LLC were unanimously pre-approved in accordance with this procedure.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: March 23, 2011	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	March 23, 2011

/s/ James G. Miller James G. Miller	Director	March 23, 2011

/s/ Kyle Edwards Kyle Edwards	Director	March 23, 2011