Form 10-Q
period 2011-03-31
Guardian 8 Holdings
filed 2011-05-16
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 College Blvd
Suite 204
Overland Park, Kansas  66210
(Address of principal executive offices)

(913) 317-8887
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2011, was 26,802,318.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS (A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
Assets		(Audited)

Current assets:
Cash	$230,826	$290,829
Prepaid expenses	10,000	10,000
Total current assets	240,826	300,829

Patent, net of accumulation amortization of $946 and $817
as of March 31, 2011 and December 31 2010	9,439	9,568

Total assets	$250,265	$310,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$32,418	$37,410
Total current liabilities	32,418	37,410

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
Authorized; issued and outstanding of 26,802,318
at March 31, 2011 and December 31, 2010, respectively	26,802	26,802
Paid in Capital	1,364,448	1,364,448
Retained deficit	(1,173,403)	(1,118,263)
Total stockholders’ equity	217,847	272,987

Total liabilities and stockholders’ equity (deficit)	$250,265	$310,397

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Expenses:
Amortization	129	129	946
General and administrative expenses	55,011	65,144	867,842
	55,140	65,273	868,788

Loss from operations	(55,140)	(65,273)	(868,788)

Other income (expense):
Interest expense	-	-	-
Interest income	-	-	-
	-	-	-

Loss before income tax	(55,140)	(65,273)	(868,788)

Provision for income tax expense	-	-	-

Net loss	$(55,140)	$(65,273)	$(868,788)

Net (loss) per share - basic and fully diluted	$-	$-

Weighted average shares outstanding	26,802,318	21,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2011	2010	2011
Operating activities:

Net loss	$(55,140)	$(65,273)	$(868,788)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	-	-	131,250
Stock issued for compensation	-	-	63,750
Amortization of patent	129	129	946
Change in assets and liabilities -
Prepaid expenses	-	-	(10,000)
Accounts payable	(4,992)	(60,483)	32,418
Due to related party	-	-	(184,250)
Cash provided by operating activities	(60,003)	(125,627)	(834,674)

Financing activities:
Proceeds from common stock sales	-	200,000	1,065,500
Proceeds from notes payable, related party	-	10,000	10,000
Payments on notes payable, related party	-	-	(10,000)
Net used in financing activities	-	210,000	1,065,500

Increase in cash	(60,003)	84,373	230,826
Cash, beginning of period	290,829	15	-
Cash, ending of period	$230,826	$84,388	$230,826

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Stock issued for services	$-	$-	$131,250
Shares issued for services	$-	$-	$2,460,000

Stock issued for compensation	$-	$-	$63,750
Shares issued for compensation	$-	$-	$255,000

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	$-	$-	$463,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended March 31, 2011

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

As of March 31, 2011, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

 Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2011 and December 31, 2010.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The Company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the three months ended March 31, 2011 or the year ended December 31, 2010.

Warranty
We intend to offer a one year limited warranty on our device.  After the warranty expires, if the device fails to operate properly for any reason, we intend to replace the device either at a discounted price depending on when the device was placed in service or for a flat fee.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees.

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $563 and $216,351 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 7 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the three months ended March 31, 2011 or the year ended December 31, 2010.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the three months ended March 31, 2011 or the year ended December 31, 2010.

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

Note 2 – Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $1,173,403 as of March 31, 2011. Our current assets exceeded our current liabilities by $208,408 as of March 31, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 4 – Patent and Due to Related Party
In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $129 for the three months ended March 31, 2011 and 2010, respectively.

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

During the three months ended March 31, 2011, no preferred stock, common stock, options, or warrants were issued.

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

Rent expense was $750 for the three months ended March 31, 2011 and $7,745 for the year ended December 31, 2010.

During the period ended December 31, 2009 and part of the year ended December 31, 2010, an officer and director was paid $5,000 per month for his marketing services.  This agreement stopped in July of 2010.  The total paid for these services was $15,000 during the three months ended March 31, 2010 and $0 for the three months ended March 31, 2011.

During the three months ended March 31, 2011 and the year ended December 31, 2010, a relative of an officer and director was paid $6,000 and $27,650, respectively, for secretarial services.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$230,826	$-	$-	$230,826
Accounts payable	-	32,418	-	32,418

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$290,829	$-	$-	$290,829
Accounts payable	-	37,410	-	37,410

Note 8 – Subsequent events
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

In this form 10-Q references to “Guardian 8”, “G8”, “the Company”, “we,” “us,” “our” and similar terms refer to Guardian 8 Corporation and its wholly owned operating subsidiary, Guardian 8 Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements section included elsewhere in this report.

Recent Developments

We have completed the initial design and tooling for the first product under development. We have received three working prototypes and anticipate the receipt of several  more working prototypes in  the second quarter of 2011. We plan to test these prototypes through a number of different venues to collect feedback and input on suggested design changes, as well as develop training manuals for use of the product. Once completed, a production run of up to 100 units is projected to be completed to begin phase two of testing. Once phase two is complete (projected to before the end of the second quarter of 2011), the company intends to make the first production run of up to 1,000 units and anticipates to be selling product before the end of 2011.

Results of Operations for Guardian 8 Corporation for the three months ended March 31, 2011 and March 31, 2010

We generated net losses of $55,140 for the three months ended March 31, 2011, compared to net losses of 65,273 for the same period in 2010. This equated to a total loss of $868,788 since our inception on June 8, 2009 through March 31, 2011. Our losses were generated from general and administrative expenses. We were able to negotiate a substantial reduction in our office lease in September of 2010 and reduced administrative and officer compensation, which were the primary reasons for the reduction in our net loss during the current quarter over the same quarter of 2010.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through March 31, 2011, we raised approximately $1,065,500 through the sale of our common stock.  As of March 31, 2011, our cash balance was $230,826. Our plan for satisfying our cash requirements for the next twelve months is through third party financing, and/or additional debt or equity financing. We anticipate sales-generated income during that same period of time, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock and through March 31, 2011 had raised approximately $1,065,500 from two private placement offerings. Our cash balance as of March 31, 2011 was $230,826 and we anticipate this amount to satisfy our cash requirements through at least December 31, 2011. We have a monthly rent expense of $250 for our principal executive office and also pay our administrative support person approximately $2,000 per month for part time services. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: May 13, 2011	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)