Form 10-Q
period 2011-06-30
Guardian 8 Holdings
filed 2011-08-15
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2011, was 26,802,318.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
		(Audited)
Assets

Current assets:
Cash	$142,957	$290,829
Prepaid expenses	10,000	10,000
Total current assets	152,957	300,829

Patent, net of accumulation amortization of $1,075 and $817 as of June 30, 2011 and December 31, 2010	9,310	9,568

Total assets	$162,267	$310,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$33,675	$37,410
Total current liabilities	33,675	37,410

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 26,802,318 at June 30, 2011 and December 31, 2010, respectively	26,802	26,802
Paid in Capital	1,364,448	1,364,448
Retained deficit	(1,262,658)	(1,118,263)
Total stockholders’ equity	128,592	272,987

Total liabilities and stockholders’ equity (deficit)	$162,267	$310,397

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Operations

	The Three Months Ended		The Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Amortization	129	129	258	258	1,075
General and administrative expenses	89,126	169,773	144,137	234,917	956,968
	89,255	169,902	144,395	235,175	958,043

Loss from operations	(89,255)	(169,902)	(144,395)	(235,175)	(958,043)

Other income (expense):
Interest expense	-	-	-	-	-
Interest income	-	-	-	-	-
	-	-	-	-	-

Loss before income tax	(89,255)	(169,902)	(144,395)	(235,175)	(958,043)

Provision for income tax expense	-	-	-	-	-

Net (loss)	$(89,255)	$(169,902)	$(144,395)	$(235,175)	$(958,043)

Net loss per share – basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	26,802,318	24,868,729	26,802,318	23,800,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended June 30,		For the period from June 8, 2009 (Inception) to June 30,
	2011	2010	2011
Operating activities:

Net loss	$(144,395)	$(235,175)	$(958,043)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	-	-	131,250
Stock issued for compensation	-	-	63,750
Amortization of patent	258	258	1,075
Change in assets and liabilities -
Prepaid expenses	-	(10,000)	(10,000)
Accounts payable	(3,735)	(56,371)	33,675
Due to related party	-	(131,500)	(184,250)
Cash provided by operating activities	(147,872)	(432,788)	(922,543)

Financing activities:
Proceeds from common stock sales	-	623,000	1,065,500
Proceeds from notes payable, related party	-	10,000	10,000
Payments on notes payable, related party	-	(10,000)	(10,000)
Net used in financing activities	-	623,000	1,065,500

Increase in cash	(147,872)	190,212	142,957
Cash, beginning of period	290,829	15	-
Cash, ending of period	$142,957	$190,227	$142,957

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Stock issued for services	$-	$-	$131,250
Shares issued for services	$-	$-	$2,460,000

Stock issued for compensation	$-	$-	$63,750
Shares issued for compensation	$-	$-	$255,000

Stock issued for payment on due to related party	$-	$115,750	$115,750
Shares issued for payment on due to related party	$-	$463,000	$463,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Six Months Ended June 30, 2011

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

As of June 30, 2011, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2011 and December 31, 2010.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The Company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the six months ended June 30, 2011 or the year ended December 31, 2010.

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

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $1,274 and $216,351 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 7 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the six months ended June 30, 2011 or the year ended December 31, 2010.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the six months ended June 30, 2011 or the year ended December 31, 2010.

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

Recent pronouncements
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In February 2010, FASB issued ASU No. 2010-9 - Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of the ASU did not have a material impact on the Company’s financial statements.

In May, 2011, The FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Year end
The Company has adopted December 31 as its year end.

Note 2 – Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $1,262,658 as of June 30, 2011. Our current assets exceeded our current liabilities by $119,282 as of June 30, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 4 – Patent and Due to Related Party
In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $258 for the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011, no preferred stock, common stock, options, or warrants were issued.

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

Rent expense was $1,500 for the six months ended June 30, 2011 and $7,745 for the year ended December 31, 2010.

During the period ended December 31, 2009 and part of the year ended December 31, 2010, an officer and director was paid $5,000 per month for his marketing services.  This agreement stopped in July of 2010.  The total paid for these services was $15,000 during the three months ended March 31, 2010 and $0 for the three months ended March 31, 2011.

During the six months ended June 30, 2011 and the year ended December 31, 2010, a relative of an officer and director was paid $12,000 and $27,650, respectively, for secretarial services.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$142,957	$-	$-	$142,957
Accounts payable	-	33,675	-	33,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$290,829	$-	$-	$290,829
Accounts payable	-	37,410	-	37,410

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or global economic, market and political conditions;
·	our ability to diversify our operations;
·	actions and initiatives taken by both current and potential competitors;
·	supply chain disruptions for components used in our product;
·	manufacturers inability to deliver components or products on time;
·	inability to raise additional financing for working capital;
·
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures;
·	our ability to recruit and hire key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

In this form 10-Q references to “Guardian 8”, “G8”, the “Company”, “we,” “us,” “our” and similar terms refer to Guardian 8 Holdings and its wholly owned operating subsidiary, Guardian 8 Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements section included elsewhere in this report.

Recent Developments

On August 5, 2011, our common stock was cleared for trading on the Over-the-Counter Bulletin Board under the symbol “GRDH”.

In July of 2011, we signed an OEM distribution agreement with Security Equipment Corporation in Fenton, Missouri, which markets pepper spray products under the “Sabre Red” name.

In May of 2011, the G8 unit was nominated for the ASIS International “Innovation of the Year”. ASIS is an organization that was founded in 1955 and represents more than 37,000 security professionals around the world.

We have completed the initial design and tooling for the first product under development. We have received three working prototypes and anticipate the receipt of several more working prototypes in the second quarter of 2011. We have tested these prototypes through a number of different venues and collected feedback and input on suggested design changes, as well as develop training manuals for use of the product. We anticipate receiving the second generation prototypes in mid September and presenting these working units at the ASIS convention September 18th in Orlando, Florida.  We anticipate taking orders for product at the convention and filling orders beginning in November of this year.

Results of Operations for Guardian 8 Corporation for the three and six months ended June 30, 2011 and June 30, 2010

We generated net losses of $89,255 and $144,395 for the three and six months ended June 30, 2011, compared to net losses of $169,902 and $235,175 for the same periods in 2010. These losses accumulated to a total loss of $958,043 since our inception on June 8, 2009 through June 30, 2011. Our losses were generated from general and administrative expenses. We were able to negotiate a substantial reduction in our office lease in September of 2010 and reduced administrative and officer compensation, which were the primary reasons for the reduction in our net loss during the first six months of 2011.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through June 30, 2011, we raised approximately $1,065,500 through the sale of our common stock.  As of June 30, 2011, our cash balance was $142,957. Our plan for satisfying our cash requirements for the next twelve months is through third party financing, and/or additional debt or equity financing. We anticipate sales-generated income during that same period of time, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock and through June 30, 2011 had raised approximately $1,065,500 from two private placement offerings. Our cash balance as of June 30, 2011 was $142,957 and we anticipate this amount to satisfy our cash requirements through at least December 31, 2011. We have a monthly rent expense of $250 for our principal executive office and also pay our administrative support person approximately $2,000 per month for part time services. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2011.

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: August 15, 2011	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)