Form 10-Q
period 2011-09-30
Guardian 8 Holdings
filed 2011-11-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11006 Parallel Pkwy
Suite 200
Kansas City, Kansas  66109
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2011 was 27,412,318.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
		(Audited)
Assets

Current assets:
Cash	$11,104	$290,829
Prepaid expenses	-	10,000
Total current assets	11,104	300,829

Patent, net of accumulation amortization of $1,204 and $817 as of September 30, 2011 and December 31, 2010	9,181	9,568

Total assets	$20,285	$310,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,392	$37,410
Total current liabilities	16,392	37,410

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 27,412,318 and 26,802,318 at September 30, 2011 and December 31, 2010, respectively	27,412	26,802
Paid in Capital	1,516,338	1,364,448
Retained deficit	(1,539,857)	(1,118,263)
Total stockholders’ equity	3,893	272,987

Total liabilities and stockholders’ equity (deficit)	$20,285	$310,397

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Operations

	The Three Months Ended		The Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Amortization	129	129	387	387	1,204
General and administrative expenses	277,070	342,222	421,207	486,359	1,234,038
	277,199	342,351	421,594	486,746	1,235,242

Loss from operations	(277,199)	(342,351)	(421,594)	(486,746)	(1,235,242)

Other income (expense):
Interest expense	-	-	-	-	-
Interest income	-	-	-	-	-
	-	-	-	-	-

Loss before income tax	(277,199)	(342,351)	(421,594)	(486,746)	(1,235,242)

Provision for income tax expense	-	-	-	-	-

Net (loss)	$(277,199)	$(342,351)	$(421,594)	$(486,746)	$(1,235,242)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	27,086,540	24,868,729	26,896,709	23,800,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended September 30,		For the period from June 8, 2009 (Inception) to September 30,
	2011	2010	2011
Operating activities:

Net loss	$(421,594)	$(486,746)	$(1,235,242)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	62,500	52,500	193,750
Stock issued for compensation	90,000	63,750	153,750
Amortization of patent	387	387	1,204
Change in assets and liabilities -
Prepaid expenses	10,000	(10,000)	-
Accounts payable	(21,018)	(45,752)	16,392
Due to related party	-	(159,250)	(184,250)
Cash provided by operating activities	(279,725)	(585,111)	(1,054,396)

Financing activities:
Proceeds from common stock sales	-	965,500	1,065,500
Proceeds from notes payable, related party	-	10,000	10,000
Payments on notes payable, related party	-	(10,000)	(10,000)
Net used in financing activities	-	965,500	1,065,500

Increase in cash	(279,725)	380,389	11,104
Cash, beginning of period	290,829	15	-
Cash, ending of period	$11,104	$380,404	$11,104

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Stock issued for services	$62,500	$52,500	$193,750
Shares issued for services	$250,000	$210,000	$2,710,000

Stock issued for compensation	$90,000	$63,750	$153,750
Shares issued for compensation	$360,000	$255,000	$615,000

Stock issued for payment on due to related party	$-	$115,750	$115,750
Shares issued for payment on due to related party	$-	$463,000	$463,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Nine Months Ended September 30, 2011

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

As of September 30, 2011, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2011 and December 31, 2010.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The Company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $1,489 and $216,351 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 7 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the nine months ended September 30, 2011 or the year ended December 31, 2010.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $1,539,857 as of September 30, 2011. Our current liabilities exceeded our current assets by $5,288 as of September 30, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 4 – Patent and Due to Related Party

In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $387 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of December 31, 2010, there were no outstanding options or warrants.

During the nine months ended September 30, 2011, the Company issued a total of 610,000 shares of common stock.  All were valued at $0.25.  360,000 shares were issued to the board of directors for compensation valued at $90,000; 140,000 shares were issued for legal services valued at $35,000; and 110,000 shares were issued for consulting services valued at $27,500.

As of September 30, 2011, there were 27,412,318 common shares outstanding and no preferred shares outstanding.

As of September 30, 2011, there were no outstanding options or warrants.

Note 6 – Lease Commitments and Related Party Transactions

During the period ended December 31, 2009 and the three months ended March 31, 2010, the Company leased its operating headquarters on a month to month basis for $1,332 per month.  During the six months ended September 30, 2010, we negotiated our lease 7and maintained the same headquarters on a month to month basis for $500 per month.  During the three months ended December 31, 2010 we negotiated our lease again and maintained the same headquarters on a month to month basis for $250 per month through September 30, 2011.

Rent expense was $2,250 for the nine months ended September 30, 2011 and $7,745 for the year ended December 31, 2010.

During the period ended December 31, 2009 and part of the year ended December 31, 2010, an officer and director was paid $5,000 per month for his marketing services.  This agreement stopped in July of 2010.  The total paid for these services was $15,000 during the three months ended March 31, 2010 and $0 for the three months ended March 31, 2011.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, a relative of an officer and director was paid $18,000 and $27,650, respectively, for secretarial services.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$11,104	$-	$-	$11,104
Accounts payable	-	16,392	-	16,392

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$290,829	$-	$-	$290,829
Accounts payable	-	37,410	-	37,410

Note 8 – Subsequent events

Subsequent to the quarter ended September 30, 2011, the Company received $100,000 from its CEO pursuant to a six-month convertible term note. The note is unsecured, bears interest at a rate of 10% per annum and is convertible into shares of the Company’s common stock at $0.35 per share. In addition, the Company issued the CEO a three year warrant to purchase 100,000 shares of common stock at $0.35 per share.

Effective November 1, 2011, the Company relocated its principal executive office. The new office is subleased on a month-to-month basis for $325 per month.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	inability to raise additional financing for working capital;
·	deterioration in general or global economic, market and political conditions;
·	actions and initiatives taken by both current and potential competitors;
·	supply chain disruptions for components used in our product;
·	manufacturers inability to deliver components or products on time;
·	our ability to diversify our operations;
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

Recent Developments

During the quarter ended September 30, 2011, we terminated our relationship with our prior product engineers and have begun the process of engaging a new engineer(s) to complete the development and design of our product and begin the development process for Version 2 of the design. This change in staff is due to a series of delays we believe were avoidable and project management that was inconsistent with best practices. Our expectation is to complete the transition to new project management leadership, already identified, within Q4 2011 and with limited delays to our product launch.

On August 5, 2011, our common stock was cleared for trading on the Over-the-Counter Bulletin Board under the symbol “GRDH”.

We have completed the initial design the first product under development and our expectation is that tooling and production of the initial design will begin in Q1 2012. We have received several working prototypes and anticipate the receipt of the final design prototypes during the fourth quarter of 2011. We have tested these prototypes through a number of different venues and collected feedback and input on suggested design changes, as well as develop training manuals for use of the product. We have made a number of minor changes to the product based upon the feedback and desired product changes received from potential customers and industry participants. We anticipate these changes in product design to be completed in the first quarter of 2012 and commence product delivery in the second quarter of 2012.

Results of Operations for the three and nine months ended September 30, 2011 and 2010

We generated net losses of $277,199 and $421,594 for the three and nine months ended September 30, 2011, compared to net losses of $342,351 and $486,746 for the same periods in 2010. These losses accumulated to a total loss of $1,235,242 since our inception on June 8, 2009 through September 30, 2011. Our losses were generated from general and administrative expenses.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through September 30, 2011, we raised approximately $1,065,500 through the sale of our common stock.  As of September 30, 2011, our cash balance was $11,104. Subsequent to the end of the quarter, we received $100,000 from our CEO through the issuance of a convertible term note. Our plan for satisfying our cash requirements for the next twelve months is through third party financing, and/or additional debt or equity financing. We anticipate sales-generated income during that same period of time, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock and receipt of convertible debt. Through September 30, 2011 we had raised approximately $1,065,500 from two private placement offerings. Our cash balance as of September 30, 2011 was $11,104 and subsequently received $100,000 from a convertible term note. We anticipate these amounts to satisfy our cash requirements through at least March 31, 2012. We have a monthly rent expense of $325 for our principal executive office and also pay our administrative support person approximately $2,000 per month for part time services. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2011, we authorized the issuance of a total of 240,000 shares of common stock, valued at $60,000, to our four directors (60,000 shares each) for services as directors for the year ending December 31, 2011.

On August 16, 2011, we authorized the issuance of a total of 120,000 shares of common stock valued at $30,000, to two of our directors (60,000 shares each), Messrs. Cochennet and Miller, for prior services as directors.

On August 16, 2011, we authorized the issuance of 140,000 shares of common stock, valued at $35,000, to Loren Moll, a director of the company, for his services to us in preparing the user manual and product warnings for our device.

On August 16, 2011, we authorized the issuance of 20,000 shares of common stock, valued at $5,000, to Paul Hughes for consulting services and 30,000 shares of common stock valued at $7,500, to Mr. Hughes as a bonus.

On September 7, 2011, we authorized the issuance of 60,000 shares of common stock, valued at $15,000, to an investor relations firm for services.

All of the above-described issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Subsequent to the quarter ended September 30, 2011, we received $100,000 from our CEO, C. Stephen Cochennet, pursuant to a six-month convertible term note. The note is unsecured, bears interest at a rate of 10% per annum and is convertible into shares of our common stock at $0.35 per share. In addition, we issued Mr. Cochennet a three year warrant to purchase 100,000 shares of our common stock at $0.35 per share. A copy of the convertible term note and warrant are attached hereto as Exhibit 10.1.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective November 1, 2011, the Company relocated its principal executive office to 11006 Parallel Pkwy., Suite 200, Kansas City, Kansas  66109. The new office is subleased on a month-to-month basis for $325 per month.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: November 14, 2011	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)