Form 10-K
period 2011-12-31
Guardian 8 Holdings
filed 2012-03-29
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15230 N. 75th Street, Suite 1002
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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
☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,055,476.75 based on a share value of $0.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,592,318, $0.001 par value, outstanding on March 23, 2012.

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

AVAILABLE INFORMATION

Although we have not registered any of our securities under Section 12 of the Exchange Act, we voluntarily file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.guardian8.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Guardian 8 Holdings, 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260.

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

The Guardian 8 Device

The product we are developing is a personal security device that incorporates countermeasures to help defend against personal attacks, including alarms to frighten and take images of the attacker and/or alert others, latest technology utilizing LED lights to momentarily visually impair a would be attacker at night, audio/visual communications and Bluetooth technology advising security or law enforcement of the incident. The device’s general objective is to provide an enhanced personal security device that has a plurality of security functions.

The desire for personal security is a burgeoning one resulting in personal security devices being available on the marketplace. Such devices range from weapons designed to inflict harm on an attacker to alarms designed to call attention to the situation at hand so as to dissuade an attacker from further aggression.

Although such devices are assumably effective in operation, we believe it is desirable to have a device which presents a plurality of security functions which allow the user to help defend against dangerous situations and communicate the impending situation in one device.

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

Additional significant objectives of the device are:

•	to provide countermeasures that can momentarily incapacitate attackers and provide pain compliance;

•	to activate audio and/or visual alarms so as to call attention to the altercation and/or frighten the attacker;

•	to provide a laser pointing device that enables the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications;

•	to provide a device that links with a cell phone using Bluetooth technology so as to automatically alert 9-1-1 and/or document audio messages, and audio and image recordings of the altercation;

•	to provide a security device that transmits or documents the audio/or visual recordings; and

•	to provide a security device that provides a direct voice communication link with 9-1-1 or other preselected numbers.

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

We completed the initial design the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we have elected to incorporate a significant number of upgrades, enhancements and make modifications to the initial design to improve reliability, durability and efficiencies. We will be rolling out the new design in the first half of 2012, with projected product to market in the fourth quarter of 2012.

In March of 2012 we announced a new upgraded model call the Pro V2. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The Pro V2 will also be available to security conscious industries where staff safety is an ongoing priority.

In addition, in March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We hope to obtain a response from DTC within the second quarter of 2012 and intend to work diligently to have our shares approved for electronic clearing in 2012. Along these same lines, our board of directors has decided to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record on April 1, 2012. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

Warranty

We intend to offer a three to six month limited warranty on our device. After the warranty expires, if the device fails to operate properly for any reason during the warranty period, we intend to replace the device either at a discounted price depending on when the product was placed in service or for a flat fee. These fees are intended to cover the handling and repair costs and include a profit. We believe this policy will be attractive to our customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years are anticipated to be also offered for specified fees.

Sales and Marketing

Professional Market

Professionals in the private security industry struggle with the decision about how to arm their guards. If the security guards are lucky, they will be given pepper spray and handcuffs, but in most cases they carry just the handcuffs. Our industry checks indicate that only about 30% of U.S. security guards are licensed to carry pepper spray. The reason for this is liability—more specifically, vicarious liability in which employers are liable for the negligent acts of their employees that cause injuries to a third party. Those managing private security guards fear lawsuits generated by the use, or perceived use, of excessive force because it implies negligent hiring, training and/or supervision. Consequently, a key directive to security guards is first to de-escalate potentially violent situations.

The same directive holds true for law enforcement officers trained with a “Use of Force continuum”—a visual model that depicts progressive escalation and de-escalation of force based on a subject’s actions.

In all cases, communication, if possible, is the first option for de-escalation, and lethal force is a last resort. While the appropriate tactics in potentially dangerous situations can require complex decisions, attempting to defuse a situation is clearly the best choice if that is possible. We believe a device that would greatly enhance a security guard’s ability to de-escalate a potentially violent situation would be eagerly adopted by the private security industry. The private security market will be the initial target market, and primary initial revenue source, for our device.

Retail Market

Sadly, according to the Law Enforcement Alliance of America, three out of four women in the United States will fall victim to a violent crime at some point in their lives. According to the Federal Bureau of Investigation, aggravated assault accounted for 62.5% of the 1.3 million violent crimes committed in the U.S. in 2010. The reality of these statistics has created a sizable self-defense products and services market. Consumers have a bevy of options to protect themselves, including self-defense classes, alarms, lethal and nonlethal weapons, even cell phones. None of these options is perfect; most offer a singular means of defense that may or may not be appropriate, depending on the situation. A device that incorporates features to de-escalate a dangerous situation while also providing an effective means of defense would likely ease a clouded decision-making process.

One of the directives of the Law Enforcement Alliance of America (LEAA)—the nation’s largest nonprofit, nonpartisan coalition of law enforcement professionals—is to educate the public about the best ways to avoid violent crime. Rather than offer blanket advice to either resist or comply, LEAA advises those faced with a violent attack to analyze their options to the extent possible and then make a decision and act swiftly. The options include running away, calling for help (either other people nearby or 9-1-1 via cell phone), or fighting back. The LEAA adds this sobering reminder, “No matter what course of action you choose, if you are attacked by a violent criminal, there is always a chance you may be hurt or killed.” Unfortunately, whatever choice the victim makes—grabbing a cell phone, alarm or pepper spray—it could be the wrong choice. There are no easy answers when facing a potentially violent assault. A clear improvement, in our view, would be the ability to alarm others, notify 9-1-1, and discourage further aggression in a single device. Further, the ability to use a weapon at a distance significantly reduces risk to the victim.

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

Manufacturing

We intend to outsource all of our component manufacturing and assembly at least for the foreseeable future. We currently are anticipating using Argosy Research Inc., subject to quote approval, to manufacture our initial device; however, we do not foresee any issues with locating additional manufacturers of our device if and when the time arises.

Competition

Our device is anticipated to compete with other non-lethal weapons such as electronic control devices, batons, clubs, and chemical sprays; such as those sold by companies as Taser® International, Armor Holdings, Inc., TigerLight, PepperBall Technologies, and FN Herstal. The primary competitive factors in the private citizen market include a device’s cost, optionality, effectiveness, safety and ease of use.

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

Pepper Spray Regulations

One important issue for us is the way our device will be categorized by various government agencies. How the U.S. government categorizes the device could limit where our device can be exported. Domestically, we will have to cope with regulations that pertain to the use of pepper spray devices at the state level.

While the laser-targeting functionality of our device may be restricted by government export laws for a limited number of countries, pepper spray is the only component of the device that can truly be considered a weapon. Pepper spray causes temporary blindness, pain, breathing problems and panic. When used excessively on someone with a preexisting medical condition, it can, in rare cases, even result in death. As such, the self-defense product is restricted in some states and countries. The size of the pepper spray canister and the percentage of capsaicin are regulated by some states.

By comparison, most states ban electronic control devices (“ECDs”) from schools and courts, and some have additional restrictions such as limiting their use to homes and businesses or, as with handguns, requiring concealed weapons permits to carry them in public. At the time of this report, Hawaii, Michigan, Massachusetts, Rhode Island, New York, New Jersey and the District of Columbia prohibit the use of ECDs by the general public. Unlike ECDs, pepper spray is regulated in only five states and the District of Columbia. These limited regulations restrict retailers by requiring a firearms identification card, in some cases, and by limiting the size of the canister and strength of the spray. Given this backdrop, the pepper spray regulatory environment is not anticipated to limit our efforts to market our device to the security guard market and should be only a slight headwind in the consumer market in the six states that regulate the product. In addition, we plan to develop a version of our device that does not incorporate pepper spray.

United States Export Regulation

 Our product was recently classified EAR99, relatively unrestricted by the Department of Commerce (DOC). Accordingly, the export of our device will be regulated under export administration regulations and subject to export bans established by DOC to a limited set of restricted countries. We will be required to obtain export licenses from the DOC for all shipments to foreign countries other than Canada. The need to obtain these licenses may cause a delay in our shipments if we develop an international sales program.

Foreign Regulation

The U.S. Department of Defense, through its International Traffic in Arms regulation (ITAR), controls the exportation of defense products—the types of products exported and the countries to which they are exported. Pepper spray devices are exempt from this regulation, and our EAR99 classification affirms this view. Additionally, the Department of Commerce will require an export license for each country into which our device is sold and will most likely limit us from selling into the eight or so international markets for which our government has expressed human rights concerns. We expect, through distributors, to deal with specific regulatory issues on a country-by-country basis, which will likely lengthen the sales cycle for international sales.

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

Research and Development

Since our inception, we expended approximately $260,000 on research and development through December 31, 2011. Our investment in research and development staff and equipment is anticipated to increase as our device gains market acceptance and we move into design and development of additional versions of our device or other products. Our return on this investment is intended to be realized over the long term, although new systems and technologies may have a more immediate impact on our business.

Employees

           We are a development stage company and currently have only one employee, Paul Hughes, Vice President of operations for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

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

We have a limited operating history.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in developing and marketing a new personal defense product. As a result of our recent formation we have yet to generate any revenues from operations and have been focused on organizational issues, start-up challenges, market analysis, product development, building relationships and initial fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including:

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

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

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

Declining economic conditions could negatively impact our business.

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

As a result of our deficiency in working capital at December 31, 2011 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to commence product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.  We have entered into an employment agreement with Paul Hughes, Vice President of Operations for Guardian 8 Corporation, but do not maintain key person insurance on him or Mr. Cochennet, the sole officer of the parent company. We may receive the resignation of Mr. Cochennet, the sole officer of the parent company, upon the first full order of our device and following his resignation anticipate that our board of directors will manage our operations until a suitable replacement is located. If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements for them.

At this stage of our business operations, even with our good faith efforts, potential investors may lose their entire investment.

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

Our device is anticipated to be used in confrontations that may result in bodily injury to those involved. A person injured in a confrontation or otherwise in connection with the use of our device may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, defective product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our device. Although we intend to carry product liability insurance, even if completely unfounded, we may still incur large legal expenses if we choose to self-insure and defend lawsuits and significant litigation this could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

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

Federal regulation of international sales: It is anticipated that our device may be controlled as a “crime control” product by the U.S. Department of Commerce, or DOC, for export directly from the United States.  However, we have filed a request with DOC for a EAR99 classification, which is a less regulated category. Consequently, we will be required to obtain an export license from the DOC for the export of our device from the United States, other than to Canada, when and if we commence international sales. Our inability to obtain DOC export licenses on a timely basis for sales of our device to international customers could significantly and adversely affect our business.

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

Risks Relating to Our Common Stock

There is a limited trading market for our shares of common stock on the OTC:BB.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTC:BB, an inter-dealer automated quotation system for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Our Shares of common stock are currently not eligible for electronic transfer through the DTC system, which materially limits the ability for broker/dealers to transact in our securities and limits our trading volume on the OTC:BB.

In March of 2012 we filed an application, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares of common stock to trade electronically. However, as of the date of this report we have not been able to become “DTC-eligible” and the DTC has placed a “chill” on our shares of common stock. Because our shares of common stock are not “DTC-eligible”, our shares cannot be electronically transferred between brokerage accounts. This means that the shares of common stock can only be traded manually between accounts, which takes days and is not a realistic option for companies relying on broker dealers for stock transactions. While DTC-eligibility is not a requirement to trade on the OTC:BB, electronic trading is necessary to process trades on the OTC:BB if a company’s stock is going to trade with significant volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC:BB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC:BB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC:BB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC:BB by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period our securities would be removed from the OTC:BB for failure to timely file twice in a two-year period and we would be ineligible for quotation on the OTC:BB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Through the quarter ended December 31, 2011, we have not been late in any of our reports to the Commission subject to Rule 6530 compliance.

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

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 25% of the outstanding shares of our common stock.  As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions.

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

We have derivative securities currently outstanding. Exercise of these derivatives will cause dilution to existing and new stockholders.

As of February 1, 2012, we had warrants to purchase approximately 382,000 shares of common stock outstanding in addition to $382,000 in convertible promissory notes. The exercise of the warrants, and the conversion of the notes, will cause additional shares of common stock to be issued, resulting in dilution to investors and our existing stockholders.

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

There are limitations in connection with the availability of quotes and order information on the OTC:BB.

Trades and quotations on the OTC:BB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTC:BB.

Electronic processing of orders is not available for securities traded on the OTC:BB and high order volume and communication risks may prevent or delay the execution of one’s OTC:BB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTC:BB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTC:BB.

OTC:BB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC:BB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC:BB.

Orders for OTC:BB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC:BB. Due to the manual order processing involved in handling OTC:BB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell their shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller  of shares of our common stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC:BB may not have a bid price for shares of our common stock on the OTC:BB.  Due to the foregoing, demand for shares of our common stock on the OTC:BB may be decreased or eliminated.

Additional Risks and Uncertainties

If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective February 1, 2012 we will relocate our principal executive office to 15230 N. 75th Street, Suite 1002, Scottsdale, AZ  85260. We have leased approximately 1,789 sq.ft. of general office space for a period of two years with rent of approximately $2,000 per month. Prior to the relocation, we maintained a 260 sq.ft. executive office at 11006 Parallel Parkway, Suite 200, Kansas City, Kansas  66109, with monthly rent of $250. Additionally, Mr. Cochennet, our CEO/President, occasionally will utilize his home to conduct business on our behalf.  Mr. Cochennet does not receive any remuneration for the use of his home. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

Item 3. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock was approved for quotation on the Over-the-Counter Bulletin Board system under the symbol “GRDH” on August 8, 2011.

Since August of 2011 we have traded minimal volumes of common stock at prices ranging from $0.20 to $0.50 per share.

On March 27, 2012, the closing price of shares of common stock of the Company was $0.20.  However, the Company considers its common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

In March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We hope to obtain a response from DTC within the second quarter of 2012 and intend to work diligently to have our shares approved for electronic clearing in 2012. Along these same lines, our board of directors has decided to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record on April 1, 2012. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

(b) Holders of Common Stock

As of March 23, 2012, there were approximately 168 holders of record of our Common Stock and 27,592,318 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On October 13, 2011, we received $100,000 from our CEO, C. Stephen Cochennet, pursuant to a six-month convertible term note. The note is unsecured, bears interest at a rate of 10% per annum and is convertible into shares of our common stock at $0.35 per share. In addition, we issued Mr. Cochennet a three year warrant to purchase 100,000 shares of our common stock at $0.35 per share.

On January 12, 2012, we authorized the issuance of a total of 180,000 shares of common stock, valued at $24,000, to three of our newly appointed directors (60,000 shares each), Kathleen Hanrahan, Corey Lambrecht and Jim Nolton, for their services as directors until the next annual stockholders meeting.

On January 12, 2012, we accepted $282,000 in six-month convertible term notes from nine investors, including five of its current directors (Messrs. Cochennet, Miller, Edwards, Lambrecht and Nolton). The notes are unsecured, bear interest at a rate of 10% per annum and are convertible into shares of our common stock at $0.20 per share. In addition, we issued the investors a three year warrant to purchase an aggregate of 282,000 shares of our common stock at $0.25 per share.

Effective March 8, 2012, we entered into a settlement agreement with one of our prior project managers for the return and cancellation of 700,000 shares of common stock previously held by the project manager. These shares were not cancelled as of the date of this report.

On March 23, 2012, we authorized the issuance of 150,000 shares of common stock, valued at $30,000, to Paul Hughes for recruiting services performed under the terms of his employment agreement. These shares were not issued as of the date of this report.

All of the above-described issuances were exempt from registration pursuant to Section 4(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements section included elsewhere in this report.

During the quarter ended September 30, 2011, we terminated our relationship with our prior product engineers and have begun the process of engaging a new engineer(s) to complete the development and design of our product and begin the development process for Version 2 of the design. This change in staff is due to a series of delays we believe were avoidable and project management that was inconsistent with best practices. We completed the transition to new project management leadership, already identified, in late 2011.

On August 5, 2011, our common stock was cleared for trading on the Over-the-Counter Bulletin Board under the symbol “GRDH”.

We completed the initial design the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we have elected to incorporate a significant number of upgrades, enhancements and make modifications to the initial design to improve reliability, durability, and efficiencies. We will be rolling out the new design in the first half of 2012 with projected product to market in the fourth quarter of 2012.

In March of 2012 we announced a new upgraded model call the Pro V2. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The Pro V2 will also be available to security conscious industries where staff safety is an ongoing priority.

In addition, in March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We hope to obtain a response from DTC within the second quarter of 2012 and intend to work diligently to have our shares approved for electronic clearing in 2012. Along these same lines, our board of directors has decided to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record on April 1, 2012. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

 Results of Operations for Years Ended December 31, 2011 and 2010

We generated net losses of $583,943 for the year ended December 31, 2010, with further losses of $492,680 for the year ended December 31, 2011. This equated to a total loss of $1,306,328 since our inception on June 8, 2009 through December 31, 2011. Our losses were generated primarily from general and administrative expenses; however, did include research and development costs related to our product of $35,793 and $38,832 for the year ended December 31, 2011 and year ended December 31, 2010, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through December 31, 2011, we raised approximately $1,065,500 through the sale of our common stock and an additional $317,000 through the issuance of six month convertible term notes.  As of December 31, 2011, our cash balance was $195,894. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the second half of 2012, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $35,793 and $38,832 for the years ended December 31, 2011 and 2010, respectively. We anticipate performing up to $500,000 on additional significant product research and development under our plan of operation for the development of our second generation device.

Significant changes in the number of employees.

We are a development stage company and currently have only one full-time employee, Paul Hughes, Vice President of operations for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock, receipt of funds from convertible term notes and through December 31, 2011 had raised approximately $1,065,500 from two private placement offerings and an additional $317,000 from convertible notes. Our cash balance as of December 31, 2011 was $195,894 and we anticipate this amount to satisfy our cash requirements only through March 31, 2011. Consequently, we will be forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Recent Accounting Developments

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

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal year 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's condensed financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal year 2013. The adoption of ASU 2011-05 may require a change in the presentation of the Company's comprehensive income from the statement of capital shares and equities to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2012, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

We maintain a system of internal controls and procedures designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded and our transactions are executed in accordance with established procedures.

Weaver Martin & Samyn, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our entire board of directors meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The board of directors oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets at December 31, 2011 and 2010	F-2
Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the period from June 8, 2009 (Inception) through December 31, 2011	F-3
Statements of Stockholders’ (Deficit) for the Year Ended December 31, 2011 and 2010 and for the period from June 8, 2009 (Inception) through December 31, 2011	F-4
Statements of Cash Flows for the Year Ended December 31, 2011 and 2010 and for the period from June 8, 2009 (Inception) through December 31, 2011	F-5
Notes to Financial Statements	F-6

To the Board of Directors and Stockholders
Guardian 8 Holdings
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Guardian 8 Holdings as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and the period from June 8, 2009 (inception) to December 31, 2011.  Guardian 8 Holdings’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian 8 Holdings as of December 31, 2011 and 2010 and the results of its operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and the period from June 8, 2009 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 28, 2012

Guardian 8 Holdings
(A Development Stage Company)
Balance Sheet

	December 31,
	2011	2010

Assets:
Current assets:
Cash	$195,894	$290,829
Prepaid expenses	64,141	10,000
Total current assets	260,035	300,829

Website, net of accumulated amortization of $2,604 and $0 as of December 31,2011 and 2010	20,830	-

Patent, net of accumulation amortization of $1,333 and $817 as of December 31, 2011 and 2010	9,052	9,568

Total assets	$289,917	$310,397

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$34,840	$37,410
Accrued interest	2,810	-
Notes payable, related party – net of discount of $31,325 and $0 as of December 31, 2011 and 2010	275,675	-
Total current liabilities	313,325	37,410

Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares Authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 27,412,318 at December 31, 2011 and 26,802,318 at December 31, 2010	27,412	26,802
Paid in Capital	1,560,123	1,364,448
Retained earnings	(1,610,943)	(1,118,263)
Total shareholder’s equity	(23,408)	272,987

Total liabilities and shareholders’ equity	$289,917	$310,397

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statements of Operations

			For the period
	For the Years Ended		From June 8, 2009
			(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Amortization	3,120	516	3,937
General and administrative expenses	474,290	583,427	1,287,121
	477,410	583,943	1,291,058

Loss from operations	(477,410)	(583,943)	(1,291,058)

Other income (expense):
Interest expense	(15,270)	-	(15,270)
Interest income	-	-	-

	(15,270)	-	(15,270)

Loss before income tax	(492,680)	(583,943)	(1,306,328)

Provision for income tax expense	-	-	-

Net (loss)	$(492,680)	$(583,943)	$(1,306,328)

Net loss per share – basic and diluted	(0.02)	(0.02)

Weighted average shares outstanding	27,029,330	25,137,557

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statement of Shareholder’s Equity
For the period of June 8, 2009 (inception) to December 31, 2011

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings	Total Equity

Balance, June 8, 2009 (inception)	-	$-	$-	$-	$-

Acquisition of patent	15,000,000	15,000	-	(304,615)	(289,615)
Stock sold @ $0.025	4,000,000	4,000	96,000	-	100,000
Stock issued for services @ $0.025	2,150,000	2,150	51,600	-	53,750
Stock issued for services @ $0.25	100,000	100	24,900	-	25,000

Net loss for the year	-	-	-	(229,705)	(229,705)

Balance, December 31, 2009	21,250,000	$21,250	$172,500	$(534,320)	$(340,570)

Stock issued for services @ $0.25	210,000	210	52,290	-	52,500
Stock issued for debt @ $0.25	463,000	463	115,287	-	115,750
Stock sold for @ $0.25	3,862,000	3,862	961,638	-	965,500
Stock issued to directors @ $0.25	255,000	255	63,495	-	63,750
Stock cancelled	(500,000)	(500)	500	-	-
Merger shares	1,262,318	1,262	(1,262)	-	-

Net loss for the year	-	-	-	(583,943)	(583,943)

Balance, December 31, 2010	26,802,318	$26,802	$1,364,448	$(1,118,263)	$272,987

Stock issued for board compensation @ $0.25	360,000	360	89,640	-	90,000
Stock issued for services @ $0.25	250,000	250	62,250	-	62,500
Discounts on notes payable	-	-	43,785	-	43,785

Net loss for the year	-	-	-	(492,680)	(492,680)

Balance, December 31, 2010	27,412,318	$27,412	$1,560,123	$(1,610,943)	$(23,408)

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Statement of Cash Flows

			For the period from
	For the Years ended		June 8, 2009 (inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Operating activities:
Net (loss)	$(492,680)	$(583,943)	$(1,306,328)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock issued for services	62,500	52,500	193,750
Stock issued for compensation	90,000	63,750	153,750
Amortization of patent and website	3,120	516	3,937
Amortization of discounts on note payable	12,460	-	12,460
Change in assets and liabilities-
Prepaid expenses	(54,141)	(10,000)	(64,141)
Accounts payable	(2,570)	(38,259)	34,840
Accrued interest	2,810	-	2,810
Due to related party	-	(159,250)	(184,250)
Cash provided by operating activities	(378,501)	(674,686)	(1,153,172)

Investing activities:
Purchase of website	(23,433)	-	(23,433)
Cash used in investing activities	(23,433)		(23,433)

Financing activities:
Proceeds from common stock sales	-	965,500	1,065,500
Proceeds from notes payable, related party	307,000	10,000	317,000
Payments on notes payable, related party	-	(10,000)	(10,000)
Cash used in financing activities	307,000	965,500	1,372,500

Increase in cash	(94,935)	290,814	195,894
Cash, beginning of year	290,829	15	-
Cash, end of year	$195,894	$290,829	$195,894

Supplemental cash flow information:
Interest paid	$12,460	$-	12,460
Income taxes paid	$-	$-	-

Stock issued for services	$62,500	$52,500	$193,750
Shares issued for services	250,000	210,000	2,710,000

Stock issued for compensation	$90,000	$63,750	$153,750
Shares issued for compensation	360,000	255,000	615,000

Stock issued for payment on due to related party	$-	$115,750	$115,750
Shares issued for payment on due to related party	-	463,000	463,000

See notes to financial statements

Guardian 8 Holdings
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Company Organization and Summary of Significant Accounting Policies

Organization

Guardian 8 Corporation (“Guardian 8”) was incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Kansas City, Kansas.  We are a development stage company in the process of developing a personal security device that incorporates countermeasures to help defend against personal attack.

Effective November 30, 2010, we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission.  We merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  Post-merger, Global Risk changed its name to Guardian 8 Holdings.

As of December 31, 2011, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011 and 2010.

Revenue recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the years ended December 31, 2011 or 2010.

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

Research and Development costs

The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $35,793 and $38,832 for the years ended December 31, 2011 and 2010, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 8 for further details.

Impairment of long-lived assets

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the years ended December 31, 2011 and 2010.

Loss per share

Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the years ended December 31, 2011and 2010.

Dividends

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future.

Income Taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 9 for further details.

Year end

The Company has adopted December 31 as its year end.

Recent pronouncements

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

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s third quarter of fiscal year 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s condensed financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s first quarter of fiscal year 2013. The adoption of ASU 2011-05 may require a change in the presentation of the Company’s comprehensive income from the statement of capital shares and equities to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2012, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements

International Financial Reporting Standards:

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $1,610,943 as of December 31, 2011. Our current liabilities exceeded our current assets by $53,290 as of December 31, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Notes payable

In January and February of 2010, we received short-term, non-interest bearing loans from four of our shareholders.  These loans totaled $10,000.  The loans were repaid in full in April of 2010.  No interest expense has been imputed or paid relating to these loans.

In October of 2011, the company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note is not secured and is convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.

In December of 2011, the company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The note is not secured and is convertible into common stock at $0.20 per share.  The market value on the day the note was executed was $0.105.  With the note, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011.

Total interest expense and amortization of discount on notes payable was $15,271 for the year ended December 31, 2011.

Note 4 – Patent

In June of 2009, concurrent with our incorporation, one of our officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of our common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $516 for each of the years ended December 31, 2011 and 2010.

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

Effective November 30, 2010, we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission.  We merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  Post-merger, Global Risk changed its name to Guardian 8 Holdings.

As of December 31, 2010, there were 26,802,318 common shares outstanding and no preferred shares outstanding.

During the year ended December 31, 2011, the Company issued a total of 610,000 shares of common stock.  All were valued at $0.25.  360,000 shares were issued to the board of directors for compensation valued at $90,000; 140,000 shares were issued for legal services valued at $35,000; and 110,000 shares were issued for consulting services valued at $27,500.

As of December 31, 2011, there were 27,412,318 common shares outstanding and no preferred shares outstanding.

Note 6 – Options and Warrants

Options

As of December 31, 2011 and 2010, there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants to purchase common stock.  All have a term of three years.  100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $.25.  See Note 3 for further details.

A summary of stock options and warrants as of December 31, 2011 and 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/10:	-	$-	-	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/10:	-	$-	-	$-
Granted	-	-	307,000	0.28
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 12/31/11:	-	$-	307,000	$0.28
Vested as of 12/31/11:	-	$-	307,000	$0.28

Note 7 – Lease Commitments and Related Party Transactions

During the period ended December 31, 2009 and the three months ended March 31, 2010, the Company leased its operating headquarters in Overland Park, Kansas on a month-to-month basis for $1,332 per month.  During the six months ended September 30, 2010, we renegotiated our lease and maintained the same headquarters on a month-to-month basis for $500 per month.  During the three months ended December 31, 2010 we renegotiated our lease again and maintained the same headquarters on a month-to-month basis for $250 per month.  From January of 2011 through October of 2011, we continued to maintain the same headquarters on a month-to-month basis for $250 per month.

During the period from November of 2011 to January of 2012, we moved our main headquarters to Kansas City, Kansas and leased space on a month-to-month basis for $325 per month.

In December of 2011, we leased space in Scottsdale, Arizona for our main headquarters.  The lease runs from January of 2012 to March of 2014 at a rate of $2,013 per month.  Future minimum payments under this lease are $24,195 for 2012, $24,152 for 2013, and $6,047 for 2014.

Rent expense was $3,536 and $7,745 for the years ended December 31, 2011 and 2010, respectively.

During the period ended December 31, 2009 and part of the year ended December 31, 2010, a former officer and director was paid $5,000 per month for his marketing services.  This agreement stopped in July of 2010.  The total paid for these services was $35,000 during the period ended December 31, 2009 and $33,500 during the year ended December 31, 2010.  During the year ended December 31, 2011, a former officer was paid $12,500 for consulting services.

During the years ended December 31, 2011 and 2010, a relative of a former officer and director was paid $24,000 and $27,650, respectively, for secretarial services.

During the year ended December 31, 2010, the Company paid $25,000 to an entity owned by a director for consulting services.

During the year ended December 31, 2010, the Company issued 80,000 shares, valued at $20,000, to a director for marketing and public relations services.

During the year ended December 31, 2011, the Company issued 140,000 shares, valued at $35,000, to a director for legal services.

During the year ended December 31, 2011, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 3 for further details.

Note 8 – Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of December 31, 2011 and 2010; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$195,894	$-	$-	$195,894
Accounts payable	-	34,839	-	34,839
Accrued interest	-	2,810	-	2,810
Note Payable	-	275,675	-	275,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$290,829	$-	$-	$290,829
Accounts payable	-	37,410	-	37,410

Note 9 – Income taxes

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

The Company’s operations for the years ended December 31, 2011 and 2010 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The provision for income taxes for the years ended December 31, 2011 and 2010 consists of the following:

	12-31-2011	12-31-2010
Current tax	$-	$-
Benefits of deferred tax assets	115,074	198,500
Change in valuation allowance	(115,074)	(198,500)
Provision for income tax expense	$-	$-

As of December 31, 2011 and 2010, the Company has net operating loss carry-forwards which may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

Below is a summary of deferred tax asset calculations as of December 31, 2010 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$699,380	$237,789
Valuation allowance		(237,789)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2011 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$1,037,832	$352,863
Valuation allowance		(352,863)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2011.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2011. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 10 – Subsequent events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

On January 12, 2012, the Company authorized the issuance of a total of 180,000 shares of common stock, valued at $24,000, to three of its newly appointed directors (60,000 shares each), Kathleen Hanrahan, Corey Lambrecht and Jim Nolton, for their services as directors until the next annual stockholders meeting.

On January 12, 2012, the Company accepted $282,000 in six-month convertible term notes from nine investors, including five of its current directors (Messrs. Cochennet, Miller, Edwards, Lambrecht and Nolton). The notes are unsecured, bear interest at a rate of 10% per annum and are convertible into shares of the Company’s common stock at $0.20 per share. In addition, the Company issued the investors a three year warrant to purchase an aggregate of 282,000 shares of its common stock at $0.25 per share.

Effective March 8, 2012, the Company entered into a settlement agreement with one of its prior project managers for the return and cancellation of 700,000 shares of common stock previously held by the project manager. These shares were not cancelled as of the date of this report.

On March 23, 2012, the Company authorized the issuance of 150,000 shares of common stock, valued at $30,000, to Paul Hughes for recruiting services performed under the terms of his employment agreement. These shares were not issued as of the date of this report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Title(s)	Board Committee(s)
Steve Cochennet	55	CEO/President, Secretary, Treasurer and Chairman of the Board	Executive
Paul Hughes	44	Vice President of Operations and Security Sales Manager for Guardian 8 Corporation	None
James G. Miller	63	Director	Executive
Loren Moll	55	Director	Executive (Chairman)
Kyle Edwards	59	Director	None
Kathleen Hanrahan	48	Director	None
Corey Lambrecht	42	Director	None
Jim Nolton	49	Director	None

Steve Cochennet has served as our CEO/President, Secretary, Treasurer and Chairman since our inception. From July of 2011 to present, Mr. Cochennet has also been the sole officer of Kansas Resource Development Company, a private oil and gas exploration company. Mr. Cochennet was the President, Chief Executive Officer and Chairman of EnerJex Resources, Inc., a publicly traded and SEC registered company, from August 2006 to December of 2010. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supported a number of clients that included Fortune 500 corporations, international companies, natural gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided included strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics. Mr. Cochennet has agreed to continue to serve as our sole officer until such time as we locate a new chief executive officer.

Paul Hughes, served as a consultant for Guardian 8 Corporation from October 2010 through December of 2011 when he was hired as an officer. Prior to consulting for Guardian 8 Corporation, Hughes was providing consulting services to several other privately held companies. From March of 2006 through November of 2009, Hughes served as the Director of New Markets Development for Taser® International, Inc., a publicly traded corporation. Before joining Taser®, Mr. Hughes spent two years (2005-2006) at Global Alerts LLC, a private company in the multinational alert industry. From 2003 through 2005, Paul served as a brand manager for Smith & Wesson Holding Corporation, a publicly traded firearms manufacturer. Mr. Hughes holds a MBA in Global Management & Leadership from Arizona State University and has over 60 hours of non-lethal weapons, policies and procedures coursework at Penn State University. He completed the Entrepreneurship Development Program at M.I.T. in January 2010. Further, Paul was honorably discharged from the Marine Corps following Operations Desert Shield/Desert Storm and was decorated for actions contributing to the liberation of Kuwait.

James G. Miller is a Director and founder of the Company. Mr. Miller retired in 2002 as Chief Executive of Utilicorp United’s business unit responsible for the Company’s electric generation, and electric and natural gas transmission and distribution assets serving 1.3 million customers in seven mid-continent states. He joined Utilicorp in 1989 and served as President of Michigan Gas Utilities until 1991, and then served as President of Utilicorp's WestPlains Energy division from 1991 to 1994.  Before joining Utilicorp as part of the acquisition of Michigan Gas Utilities, he served as that Company’s President from 1983 to 1989. Miller has served on Boards of Directors of Corporations listed on the NYSE, NASDAQ and the Australian Stock Exchange. Current business activities include ownership of retail, real estate and ranch businesses, and equity investments in several start-up companies.  Mr. Miller currently serves as Board Chair of The Nature Conservancy, Missouri Chapter, for which he has been a Board member for the past 11 years. He also serves as a director, trustee or member of several community and charitable organizations.  Miller holds a BS degree in electrical engineering and a MBA in management from the University of Wisconsin.

Loren Moll has been a partner of Caldwell & Moll, L.C., a law firm in Overland Park, Kansas, since November 1996.  Mr. Moll has 24 years of experience in the practice of law. His practice has focused on the representation of small businesses and entrepreneurs concerning a wide array of both every day and complex legal issues.   In addition to practicing law, since 2003 Mr. Moll has served as a director of Petrol Oil and Gas, Inc., a publicly traded energy development company, where he has also served as President and CEO.  Prior to starting his own law firm, Mr. Moll was an associate attorney at Bryan Cave LLP and partner of Lewis, Rice and Fingersh, L.C.  Mr. Moll graduated from the University of Kansas with a Bachelor of Arts degree and a Juris Doctorate.

Kyle Edwards. Mr. Edwards was the president and a director of Global Risk before the merger with Guardian 8 Corporation and is also President of Edwards Group International LLC, an investigative company specializing in employment backgrounds, gaming compliance, criminal and internal investigations, as well as providing due diligence and loss prevention expertise. Mr. Edwards has thirty four years of investigative experience. Mr. Edwards is a prior chief law enforcement officer with the Las Vegas Metropolitan Police Department, retiring after twenty six years as a Deputy Chief of Investigations. During his law enforcement career he led thousands of criminal investigations including several hundred homicides as well as other violent crimes and white collar crimes and gaming investigations. In addition he supervised undercover narcotic investigations receiving the departments Meritorious Service Award and the U.S. Attorney General’s Safety Award for an undercover operation culminating in Thailand.

After leaving the Las Vegas Metropolitan Police Department Mr. Edwards joined the MGM MIRAGE as Vice President of Corporate Security and Gaming Surveillance. In that role he developed and refined the companies background investigation process with a staff conducting over 35,000 backgrounds a year.

Kathleen Hanrahan has been a private management consultant for her own company, New Horizons Management Inc., which specializes in assisting small private companies as they prepare strategies, personnel and infrastructure for their next phase of growth since July of 2010. Prior to establishing New Horizons, from 2008 through 2010, Kathy served as the Co-Chairperson for the TASER® Foundation for Fallen Officers, as well as the organizations President and Chief Executive Officer. Prior to her involvement with the TASER® Foundation, Ms. Hanrahan served as the President and Chief Operating Officer of TASER® International headquartered in Scottsdale, Arizona. During her more than 12 year tenure with TASER® International, she filled a number of key executive roles as the business grew. She served first as Controller, from 1996 until November 2000, establishing the financial, human resource and administrative systems and controls to manage the business, while aiding the President with operating responsibilities. Then, in November of 2000, when the Company began preparations for its initial public offering, she was promoted to Chief Financial Officer to facilitate the transaction and establish the necessary infrastructure to meet both SEC and Wallstreet’s regulatory and reporting requirements. Mrs. Hanrahan also serves as a corporate director for Meridian Bank, N.A, an advisory board member for EmpowHER and a board member of the Maricopa County, Arizona YWCA.

Corey Lambrecht is a 14+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Since 2009, Mr. Lambrecht has served as the President of Earth911, Inc and is a current director of Lifestyle Wireless. In addition, since 2007, Mr. Lambrecht has been a director of CUI Global, a publicly traded and SEC registered company. During 2004 and 2005, he served as Director of Sales for Leveraged Marketing Associates, a worldwide leader in licensed brand extension strategies. From 2001 through 2004, Corey was the Executive Vice President for Smith & Wesson Holding Corporation, where he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort (sold to Freesoftwareclub.com), an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League. Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

Jim Nolton has over 27 years of experience in engineering, new product development and business development in large complex corporations and small private start-up organizations. Since 2005, Mr. Nolton has been consulting on a private basis for Orbital Sciences Corp., a designer and manufacturer of rockets and satellites for commercial and U.S. Government applications. From 2003 through 2005, Mr. Nolton focused on completing his Masters Degree in Global Business Strategies, where he was ranked fourth in his graduating class. From 1995-2003, Mr. Nolton worked with Mobility Electronics, Inc., a publicly traded and SEC registered company, a company he co-founded and assisted in the engineering, design and manufacture of a number of electronic devices for the mobile and fixed PC computer systems. Mr. Nolton has also worked with Unitech Industries, Inc. and General Dynamics.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2011 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent registered public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

As of December 31, 2011, we had not adopted a corporate code of ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, on March 23, 2012 our board of directors approved a Code of Business Conduct and Ethics, which is attached to this report as Exhibit 99.3.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2011 performed some of the functions associated with a Nominating Committee. In 2011, we appointed three new directors to serve until the next annual meeting of our stockholders. The three directors were nominated by Paul Hughes, Vice President of Operations and Security Sales Manager for Guardian 8 Corporation. We have elected not to have a Nominating Committee in that we have limited operations and resources.

Compensation Committee

We currently do not have a Compensation Committee of the Board of Directors. Until a formal committee is established our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

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

The following table sets forth summary compensation information for the years ended December 31, 2010 and 2011 for our chief executive officer and vice president of operations. We did not have any other executive officers as of the end of fiscal 2011 whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

C. Stephen Cochennet	2011	$0	-		-	-		$0
President, Chief Executive Officer	2010	$0	-		-	-		$0

Paul Hughes(1)	2011	$27,000	$10,000	(2)	-	$51,000	(3)	$88,000
Vice President of Operations of Guardian 8 Corporation	2010	$0	-		-	$5,000	(4)	$5,000

(1)
Mr. Hughes served as a consultant for Guardian 8 Corporation from October of 2010 to December of 2011. Effective December 1, 2011, Guardian 8 Corporation hired Mr. Hughes as its Vice President of Operations and Security Sales Manager.

(2)	Represents bonus earned by Mr. Hughes when he was a consultant for his assistance with Guardian 8’s receipt of the ASIS Accolade. $5,000 of this bonus was paid in 2011.
(3)	Represents consulting fees paid to Mr. Hughes for the period from January 1 through November 30, 2011.
(4)	Represents consulting fees paid to Mr. Hughes for the period from October 1 through December 31, 2010.

Executive Employment Agreement

Effective December 1, 2011, Guardian 8 Corporation entered into an employment agreement with Paul Hughes to act as G8’s Vice President of Operations and Security Sales. Mr. Hughes’ employment agreement was approved by the board of directors of G8 and the Registrant.

In general, Mr. Hughes’ employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Hughes’ employment agreement runs from December 1, 2011 until November 30, 2014.

Mr. Hughes’ employment agreement provides for an initial annual base salary of $108,000, which may be adjusted by the G8 board of directors. In addition, Mr. Hughes is eligible to receive commissions based upon product sales and long-term common stock incentives (up to 750,000 shares) based upon unit sales, training revenues and officer/director recruitment as set forth in the employment agreement.

In the event of a termination of employment for “good reason”, by Hughes or “without cause” (as defined in the employment agreement) by G8, Mr. Hughes shall receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) all earned but unpaid commissions; (iii) a lump sum payment equal to 6-months Base Salary; and (iv) immediate vesting of all equity awards through the end of the then current calendar month (including but not limited to stock options and restricted shares).

Grants of Plan-Based Awards in Fiscal 2011

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2011.

Option Exercises for 2011

There were no options issued or exercised by our named executive officer in fiscal 2011.

Director Compensation

The following table sets forth summary compensation information for the year ended December 31, 2011 for each of our directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
C. Stephen Cochennet(1)	$-	$30,000	$-	$-		$30,000

Loren Moll(2)	$-	$15,000	$-	$35,000	(3)	$50,000

James G. Miller(4)	$-	$30,000	$-	$-		$30,000

Kyle Edwards(5)	$-	$15,000	$-	$-		$15,000

Kathleen Hanrahan(6)	$-	$-	$-	$-		$-

Corey Lambrecht(6)	$-	$-	$-	$-		$-

Jim Nolton(6)	$-	$-	$-	$-		$-

(1)
In August of 2011, Mr. Cochennet was issued 60,000 shares of our common stock valued at $0.25 per share for prior services as a director and an additional 60,000 shares of our common stock valued at $0.25 per share for 2011 director services.

(2)	In August of 2011, Mr. Moll was issued 60,000 shares of our common stock valued at $0.25 per share for 2011 director services.
(3)
In August of 2011, Mr. Moll was issued 140,000 shares of our common stock valued at $0.25 per share for his services to the Company in preparing the user manual and product warnings for the Company’s personal defense device.

(4)
In August of 2011, Mr. Miller was issued 60,000 shares of our common stock valued at $0.25 per share for prior services as a director and an additional 60,000 shares of our common stock valued at $0.25 per share for 2011 director services.

(5)	In August of 2011, Mr. Edwards was issued 60,000 shares of our common stock valued at $0.25 per share for 2011 director services.
(6)	In January of 2012, Ms. Hanrahan and Messrs. Lambrecht and Nolton were each issued 60,000 shares of our common stock valued at $0.40 per share for 2012 director services.

Directors generally receive equity compensation of 60,000 restricted shares of common stock per year of service. Further, directors who are not employees are reimbursed for travel and other expenses if required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock as of March 23, 2012, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 27,592,318 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 23, 2012 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)(3)
C. Stephen Cochennet, CEO/President and Director	4,529,500	(4)	16.3%
Paul Hughes, VP Operations Guardian 8 Corporation	50,000		0.2%
James G. Miller, Director	1,680,000	(5)	6.1%
Kyle Edwards, Director	425,911	(6)	1.5%
Loren Moll, Director	200,000		0.7%
Jim Nolton, Director	80,000	(7)	0.3%
Corey Lambrecht, Director	75,000	(8)	0.3%
Kathleen Hanrahan, Director	60,000		0.2%

Directors, Officers and Beneficial Owners as a Group	7,100,411		25.7%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of the Registrant, 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Based upon 27,592,318 shares of common stock outstanding.
(4)
Includes 100,000 warrants to purchase shares of common stock exercisable at $0.35 per share through October 12, 2014 and 60,000 warrants to purchase shares of common stock exercisable at $0.25 per share through January 5, 2015.

(5)	Includes 50,000 warrants to purchase shares of common stock exercisable at $0.25 per share through January 5, 2015.
(6)	Includes 25,000 warrants to purchase shares of common stock exercisable at $0.25 per share through January 5, 2015.
(7)	Includes 20,000 warrants to purchase shares of common stock exercisable at $0.25 per share through January 5, 2015.
(8)	Includes 15,000 warrants to purchase shares of common stock exercisable at $0.25 per share through January 5, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2011 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($3,001); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

A relative of a former officer (Charles A. Ross, Jr.) and director was paid $27,650 for secretarial services.

We issued 140,000 shares, valued at $35,000, to Loren Moll, a director, for legal services.

In October of 2011, we received $100,000 from Steve Cochennet, our CEO, to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note is not secured and is convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, we issued 100,000 warrants to purchase common shares. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.

In December of 2011, we received $207,000 from various related parties (Messrs. Cochennet, Miller, Lambrecht, Edwards and Nolton) to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the note was executed was $0.105.  With the note, we issued 207,000 warrants to purchase common shares. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011.

Policies for Review and Approval of Related Party Transactions

In March of 2012, our board of directors adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions. The policy applies to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related party had, has or will have a direct or indirect material interest. Our board of directors must review, approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the board believes are no less favorable to us than could be obtained in an arms-length transaction with an unrelated third party, unless the board otherwise determines that the transaction is not in our best interests. A copy of the Related Party Transaction Policy is attached hereto as Exhibit 99.4.

Director Independence

Our board of directors has affirmatively determined that Ms. Hanrahan and Messrs. Miller, Edwards, Moll, Lambrecht and Nolton are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Item 14. Principal Accounting Fees and Services.

Weaver Martin & Samyn, LLC served as our principal independent public accountants for fiscal 2011 and 2010, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by Weaver Martin & Samyn, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2011	2010

(1) Audit Fees(1)	$28,500	$15,000
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	2,500	1,250
(4) All Other Fees		-
Total fees paid or accrued to our principal accountant	$31,000	$16,250

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

(5)      Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of Weaver Martin & Samyn, LLC for the proposed services. In fiscal 2011 and 2010, all fees paid to Weaver Martin & Samyn, LLC were unanimously pre-approved in accordance with this procedure.

(6)      Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(99)	1. Financial Statements

(b) 2. Financial Statement Schedules

None.

© 3. Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to the Form 10-K filed on March 23, 2011)
99.2	L.A. Davis & Associates Research Report dated January 25, 2012 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 24, 2012)
99.3	Code of Business Conduct and Ethics effective March 23, 2012
99.4	Related Party Transaction Policy effective March 23, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: March 28, 2012	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	March 28, 2012

/s/ James G. Miller James G. Miller	Director	March 28, 2012

/s/ Kyle Edwards Kyle Edwards	Director	March 28, 2012

/s/ Jim Nolton Jim Nolton	Director	March 28, 2012

/s/ Kathleen Hanrahan Kathleen Hanrahan	Director	March 28, 2012

/s/ Corey Lambrecht Corey Lambrecht	Director	March 28, 2012

/s/ Loren Moll Loren Moll	Director	March 28, 2012