Form 10-Q
period 2012-03-31
Guardian 8 Holdings
filed 2012-05-10
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15230 N. 75th Street
Suite 1002
Scottsdale, Arizona  85260
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2012, was 27,386,731, including 299,413 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS (A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
		(Audited)
Assets

Current assets:
Cash	$-	$195,894
Prepaid expenses	21,641	64,141
Total current assets	21,641	260,035

Fixed assets, net of accumulated depreciation of $167 and $0 as of March 31, 2012 and December 31, 2011	4,838	-

Website, net of accumulated amortization of $4,556 and $2,604 as of March 31, 2012 and December 31, 2011	18,877	20,830

Patent, net of accumulation amortization of $1,462 and $1,333 as of March 31, 2012 and December 31, 2011	8,923	9,052

Total assets	$54,279	$289,917

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,320	$34,840
Accrued interest	12,360	2,810
Notes payable, related party – net of discount of $30,984 and $31,325 as of March 31, 2012 and December 31, 2011	351,016	275,675
Total current liabilities	387,696	313,325

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 26,892,318 and 27,412,318 at March 31, 2012 and December 31, 2011, respectively	26,892	27,412
Common stock owed but not issued: 195,000 and 0 at March 31, 2012 and December 31, 2011	195	-
Paid in Capital	1,728,287	1,560,123
Retained deficit	(2,088,791)	(1,610,943)
Total stockholders’ equity	(333,417)	(23,408)

Total liabilities and stockholders’ equity (deficit)	$54,279	$289,917

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Expenses:
Depreciation and Amortization	2,249	129	6,186
General and administrative expenses	422,120	55,011	1,709,241
	424,369	55,140	1,715,427

Loss from operations	(424,369)	(55,140)	(1,715,427)

Other income (expense):
Interest expense	(53,479)	-	(68,749)
Interest income	-	-	-
	(53,479)	-	(68,749)

Loss before income tax	(477,848)	(55,140)	(1,784,176)

Provision for income tax expense	-	-	-

Net loss	$(477,848)	$(55,140)	$(1,784,176)

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.00)

Weighted average shares outstanding	27,570,560	26,802,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2012	2011	2012
Operating activities:

Net loss	$(477,848)	$(55,140)	$(1,784,176)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	22,250	-	216,000
Stock issued for compensation	102,000	-	255,750
Depreciation and amortization	2,249	129	6,186
Amortization of discount on notes payable	43,930	-	56,389
Change in assets and liabilities -
Prepaid expenses	42,500	-	(21,641)
Accounts payable	(10,520)	(4,992)	24,320
Accrued interest	9,550	-	12,360
Due to related party	-	-	(184,250)
Cash provided by operating activities	(265,889)	(60,003)	(1,419,062)

Investing activities:
Purchase of fixed assets	(5,005)	-	(5,005)
Purchase of website	-	-	(23,433)
Cash used in investing activities	(5,005)	-	(28,438)

Financing activities:
Proceeds from common stock sales	-	-	1,065,500
Proceeds from notes payable, related party	75,000	-	392,000
Payments on notes payable, related party	-	-	(10,000)
Cash used in financing activities	75,000	-	1,447,500

Increase in cash	(195,894)	(60,003)	-
Cash, beginning of period	195,894	290,829	-
Cash, ending of period	$-	$230,826	$-

Supplemental cash flow information:
Interest paid	$-	$-	$12,460
Income taxes paid	$-	$-	$-

Stock issued for services	$22,250	$-	$216,000
Shares issued for services	$45,000	$-	$2,755,000

Stock issued for compensation	$102,000	$-	$255,750
Shares issued for compensation	$330,000	$-	$945,000

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	$-	$-	$463,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Financial Statements
For the Three Months Ended March 31, 2012

Note 1 – Company Organization and Summary of Significant Accounting Policies

Organization
Guardian 8 Corporation (“Guardian 8”) was incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Scottsdale, Arizona.  We are a development stage company in the process of developing a personal security device that incorporates defensive measures to help guard against personal attack.

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

As of March 31, 2012, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2012 and December 31, 2011.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue. There were no revenues for the three-months ended March 31, 2012 and the year ended December 31, 2011.

Warranty
We intend to offer a 90-day warranty on our core product with an opportunity to upgrade to a one year limited warranty (for a fee) on our device.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees. Revenue derived from the sale of extended warranties will be deferred and amortized over the duration of the warranty period with the customer.

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $189,064 and $35,793 for the three-months ended March 31, 2012 and the year ended December 31, 2011, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 8 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the three-months ended March 31, 2012 and the year ended December 31, 2011.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  For the three months ended March 31, 2012 and 2011, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $2,088,791 as of March 31, 2012. Our current liabilities exceeded our current assets by $366,055 as of March 31, 2012. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Notes payable

In October of 2011, the company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note is not secured and is convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the three-months ended March 31, 2012, an additional $12,586 was amortized into interest expense and the remaining discount was $1,660 as of March 31, 2012.  In April of 2012, this note and the related accrued interest were converted into 299,413 shares of common stock.

In December of 2011, the company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The note is not secured and is convertible into common stock at $0.20 per share.  The market value on the day the note was executed was $0.105.  With the note, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the three-months ended March 31, 2012, an additional $9,306 was amortized into interest expense and the remaining discount was $7,772 as of March 31, 2012.

In January of 2012, the company received $75,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in July of 2012.  The note is not secured and is convertible into common stock at $0.20 per share.  The market value on the day the note was executed was $0.40.  With the note, the Company issued 75,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $43,589.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the three-months ended March 31, 2012, 22,037 was amortized into interest expense and the remaining discount was $21,552 as of March 31, 2012.

Total interest expense and amortization of discount on notes payable was $53,479 for the three-months ended March 313, 2012 and $15,271 for the year ended December 31, 2011.

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

During the three-months ended March 31, 2012, the Company authorized a total of 330,000 shares of common stock for compensation.  180,000 shares were issued to the board of directors, at the market price of $0.40, for a total expense of $72,000.  150,000 was authorized to an employee, at the market price of $0.20, for a total expense of $30,000.  As of March 31, 2012, the 150,000 shares have not been issued and are shown on these financial statements as common stock owed but not issued.

During the three-months ended March 31, 2012, the Company authorized the issuance of 45,000 shares for $22,250 worth of services.  The stock was valued at the value of the services received.  As of March 31, 2012, the 45,000 shares have not been issued and are shown on these financial statements as common stock owed but not issued.

During the three-months ended March 31, 2012, the Company reached a settlement with a former contractor, whereby the contractor surrendered 700,000 shares of common stock for cancellation.  The Contractor had received the shares in prior periods for services to be rendered.  The Company felt that the services had not been rendered and the settlement was reached.  The Company has cancelled the shares.

As of March 31, 2012, there were 26,892,318 common shares issued and outstanding, 195,000 common shares owed but not issued, and no preferred shares issued.

Note 6 – Options and Warrants

Options

As of March 31, 2012 and December 31, 2011, there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants to purchase common stock.  All have a term of three years.  100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $.25.  See Note 3 for further details.

During January of 2012, the Company issued 75,000 warrants to purchase common stock.  All have a term of three years and a strike price of $.25.  See Note 3 for further details.

A summary of stock options and warrants as of December 31, 2011 and 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	-	$-	-	$-
Granted	-	-	307,000	0.28
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/11:	-	$-	307,000	$0.28
Granted	-	-	75,000	0.25
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding as of 3/31/12:	-	$-	382,000	$0.28
Vested as of 3/31/12:	-	$-	382,000	$0.28

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

In December of 2011, we leased space in Scottsdale, Arizona for our main headquarters.  The lease runs from January of 2012 to March of 2014 at a rate of $2,013 per month.  Future minimum payments as of March 31, 2012 under this lease are $18,156 for 2012, $24,152 for 2013, and $6,047 for the three months ended March 31, 2014.

Rent expense was $4,590 and $3,536 for the three-months ended March 31, 2012 and the year ended December 31, 2011, respectively.

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

During the three-months ended March 31, 2012 and the year ended December 31, 2011, a relative of a former officer and director was paid $6,000 and $24,000, respectively, for secretarial services.

During the year ended December 31, 2011, the Company issued 140,000 shares, valued at $35,000, to a director for legal services.

During the year ended December 31, 2011 and the three-months ended March 31, 2012, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 3 for further details.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$195,894	$-	$-	$195,894
Accounts payable	-	34,839	-	34,839
Accrued interest	-	2,810	-	2,810
Note Payable	-	275,675	-	275,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts payable	-	24,320	-	24,320
Accrued interest	-	12,360	-	12,360
Note payable	-	351,016	-	351,016

Note 9 – Subsequent events

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

In April of 2012, 195,000 shares owed for compensation to an officer of a subsidiary and services performed by our product engineers as of March 31, 2012 were issued.

In April of 2012, $100,000 of notes payable and $4,795 of related accrued interest were converted into 299,413 shares of common stock.

In April and May of 2012, the Company received $75,000 cash in return for convertible notes payables.

On April 30, the Company entered into a “related party” agreement with one of its directors to serve as a part time interim Chief Financial Officer to assist the Company in relocating its corporate headquarters, and to build the infrastructure required to support the operations and fund raising activities for the next six to twelve months.

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

In this form 10-Q references to “Guardian 8”, “G8”, “the Company”, “we,” “us,” “our” and similar terms refer to Guardian 8 Holdings and its wholly owned operating subsidiary, Guardian 8 Corporation.

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

In addition, in March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We received DTC approval for electronic clearing on May 7, 2012. Along these same lines, our board of directors has decided to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record as of April 1, 2012. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

On April 20, 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer. In addition, in anticipation of structuring the company for an exchange listing, our board of directors designated two new board committees, (i) an audit committee, and (ii) a governance, compensation and nominating committee.

Further, in May of 2012, we executed a letter of intent with an investment banker to pursue a public offering of our common stock in late 2012 and concurrently seek a listing of our common stock on a national stock exchange.

Results of Operations for Guardian 8 Corporation for the three months ended March 31, 2012 and March 31, 2011

We generated net losses of $477,848 for the three months ended March 31, 2012, compared to net losses of $55,140 for the same period in 2011. This equated to a total loss of $1,784,176 since our inception on June 8, 2009 through March 31, 2012. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our product of $189,064 and $35,793 for the three months ended March 31, 2012 and 2011, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through March 31, 2012, we raised approximately $1,065,500 through the sale of our common stock and an additional $382,000 through the issuance of six month convertible term notes.  As of March 31, 2012, our cash balance was zero. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the fourth quarter of 2012, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $189,064 and $35,793 for the three months ended March 31, 2012 and 2011, respectively. We anticipate performing up to $500,000 on additional significant product research and development under our plan of operation for the development of our second generation device.

Significant changes in the number of employees.

We are a development stage company and currently have only one full-time employee, Paul Hughes, Vice President of operations for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock, receipt of funds from convertible term notes and through March 31, 2012 had raised approximately $1,065,500 from two private placement offerings and an additional $382,000 from convertible notes. Our cash balance as of March 31, 2012 was zero. As a result, we are in immediate need for additional working capital and are forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of G8 as a going concern. We may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of our product. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer (through April 20, 2012), C. Stephen Cochennet, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 13, 2011, we received $100,000 from our CEO, C. Stephen Cochennet, pursuant to a six-month convertible term note. The note is unsecured, bears interest at a rate of 10% per annum and is convertible into shares of our common stock at $0.35 per share. In addition, we issued Mr. Cochennet a three year warrant to purchase 100,000 shares of our common stock at $0.35 per share. In April of 2012, Mr. Cochennet converted the entire $100,000 principal balance of the note and $4,795 of related accrued interest into 299,413 shares of our common stock. As of the date of this report the shares had not been issued.

On January 12, 2012, we authorized the issuance of a total of 180,000 shares of common stock, valued at $24,000, to three of our newly appointed directors (60,000 shares each), Kathleen Hanrahan, Corey Lambrecht and Jim Nolton, for their services as directors until the next annual stockholders meeting.

During December 2011 and January 2012, we accepted $282,000 in six-month convertible term notes from nine investors, including five of our current directors (Messrs. Cochennet, Miller, Edwards, Lambrecht and Nolton). The notes are unsecured, bear interest at a rate of 10% per annum and are convertible into shares of our common stock at $0.20 per share. In addition, we issued the investors three year warrants to purchase an aggregate of 282,000 shares of our common stock at $0.25 per share.

Effective March 8, 2012, we entered into a settlement agreement with one of our prior project managers for the return and cancellation of 700,000 shares of common stock previously held by the project manager.

On March 23, 2012, we authorized the issuance of 150,000 shares of common stock, valued at $30,000, to Paul Hughes for recruiting services performed under the terms of his employment agreement. These shares were issued in May 2012.

On April 3, 2012, we authorized the issuance of 45,000 shares of common stock, valued at $22,500, to our production company for the completion of Phase 1 development of our ProV2 device. These shares were issued in May 2012.

In April and May of 2012, we accepted $75,000 in six-month convertible term notes from three investors. The notes are unsecured, bear interest at a rate of 10% per annum and are convertible into shares of our common stock at $0.20 per share. In addition, we issued the investors three year warrants to purchase an aggregate of 75,000 shares of our common stock at $0.25 per share.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Amendment to Bylaws:

On April 20, 2012, our board of directors voted to amend Article III, Section 9 of our bylaws to allow for forty-eight (48) hour notice of special meetings of the board via email. The original and amended section of the bylaws is as follows:

Original Article III, Section 9:

Section 9. SPECIAL MEETINGS. Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or facsimile, charges prepaid, addressed to each director at his or her address as it is shown upon the records of the corporation. In case such notice is mailed, it shall be deposited in the United States mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone or facsimile, it shall be delivered personally or by telephone or facsimile at least forty-eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

Revised Article III, Section 9:

Section 9. SPECIAL MEETINGS. Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail, facsimile or email, charges prepaid, addressed to each director at his or her address (email or mailing) as it is shown upon the records of the corporation. In case such notice is mailed, it shall be deposited in the United States mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone, facsimile or email, it shall be delivered personally or by telephone or facsimile or email at least forty-eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

Our amended and restated bylaws were attached as exhibit 3.1(ii) to the Form 8-K filed on April 30, 2012.

Appointment of Interim Chief Financial Officer

Effective April 20, 2012, we appointed Kathleen Hanrahan, a current board member, to serve as our Interim Chief Financial Officer. Following her appointment, effective April 30, 2012, we entered into a Non-Employee Interim Chief Financial Officer Engagement Agreement with Ms. Hanrahan to act as our Interim Chief Financial Officer.

The term of Ms. Hanrahan’s engagement agreement is for one year. Further, the engagement agreement provides for compensation to Ms. Hanrahan of 300,000 shares of our common stock, which shall vest and be issued upon the earlier of (i) December 31, 2012, or (ii) when we hire a full time replacement chief financial officer.

A copy of Ms. Hanrahan’s agreement was attached as Exhibit 10.1 to the Form 8-K filed on April 30, 2012.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.3	Goverance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: May 9, 2012	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)