Form 10-Q
period 2012-06-30
Guardian 8 Holdings
filed 2012-08-13
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2012, was 30,442,008, not including 300,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash	$146,160	$195,894
Prepaid expenses	131,641	64,141
Total current assets	277,801	260,035

Fixed assets, net of accumulated depreciation of $417 and $0 as of June 30, 2012 and December 31, 2011	4,587	-

Website, net of accumulated amortization of $6,509 and $2,604 as of June 30, 2012 and December 31, 2011	16,925	20,830

Patent, net of accumulation amortization of $1,721 and $1,333 as of June 30, 2012 and December 31, 2011	8,664	9,052

Total assets	$307,977	$289,917

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,992	$34,840
Accrued interest	1,342	2,810
Notes payable, related party – net of discount of $0 and $31,325 As of June 30, 2012 and December 31, 2011	25,000	275,675
Total current liabilities	51,334	313,325

Commitments and contingencies:
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 27,087,318 and 27,412,318 at June 30, 2012 and December 31, 2011	27,087	27,412
Common stock owed but not issued: 3,654,690 and 0 at June 30, 2012 and December 31, 2011	3,655	-
Paid in Capital	2,767,665	1,560,123
Retained deficit	(2,541,764)	(1,610,943)
Total stockholders’ equity	256,643	(23,408)

Total liabilities and stockholders’ equity (deficit)	$307,977	$289,917

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Operations

	The Three Months Ended		The Six Months Ended		For the period from June 8, 2009 (Inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Depreciation and amortization	2,461	129	4,710	258	8,647
General and administrative expenses	225,762	89,126	647,882	144,137	1,935,003
	228,223	89,255	652,592	144,395	1,943,650

Loss from operations	(228,223)	(89,255)	(652,592)	(144,395)	(1,943,650)

Other income (expense):
Interest expense	(224,750)	-	(278,229)	-	(293,499)
Interest income		-		-
	(224,750)	-	(278,229)	-	(293,499)

Loss before income tax	(452,973)	(89,255)	(930,821)	(144,395)	(2,237,149)

Provision for income tax expense	-	-	-	-	-

Net (loss)	$(452,973)	$(89,255)	$(930,821)	$(144,395)	$(2,237,149)

Net loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding	27,023,032	26,802,318	27,296,796	26,802,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended June 30,		For the period from June 8, 2009 (Inception) to June 30,
	2012	2011	2012
Operating activities:

Net loss	$(930,821)	$(144,395)	$(2,237,149)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	22,250	-	216,000
Stock issued for compensation	102,000	-	255,750
Depreciation and amortization	4,710	258	8,647
Amortization of discount on notes payable	257,747	-	270,206
Change in assets and liabilities -
Prepaid expenses	64,500	-	359
Accounts payable	(9,847)	(3,735)	24,993
Accrued interest	20,482	-	23,292
Due to related party	-	-	(184,250)
Cash provided by operating activities	(468,979)	(147,872)	(1,622,152)

Investing activities:
Purchase of fixed assets	(5,005)	-	(5,005)
Purchase of website	-	-	(23,433)
Cash used in investing activities	(5,005)	-	(28,438)

Financing activities:
Proceeds from common stock sales	-	-	1,065,500
Proceeds from warrant exercises	61,750	-	61,750
Proceeds from notes payable, related party	362,500	-	679,500
Payments on notes payable, related party	-	-	(10,000)
Net used in financing activities	424,250	-	1,796,750

Increase in cash	(49,734)	(147,872)	146,160
Cash, beginning of period	195,894	290,829	-
Cash, ending of period	$146,160	$142,957	$146,160

Supplemental cash flow information:
Interest paid	$-	$-	$12,460
Income taxes paid	$-	$-	$-

Stock issued for services	$22,250	$-	$216,000
Shares issued for services	$45,000	$-	$2,755,000

Stock issued for compensation	$102,000	$-	$255,750
Shares issued for compensation	$330,000	$-	$945,000

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	$-	$-	$463,000

Notes payable converted to common stock	$666,450	-	$666,450
Shares issued for notes payable converted	3,107,690	-	3,107,690

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

As of June 30, 2012, we have had no revenues and have had only limited operations; therefore, we are classified as a development stage company.

Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2012 and December 31, 2011.

Revenue recognition
It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the three-months and six months ended June 30, 2012 and the year ended December 31, 2011.

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

Research and Development costs
The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $265,607 and $35,793 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 8 for further details.

Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  The Company recognized no impairment losses in the six months ended June 30, 2012 and the year ended December 31, 2011.

Loss per share
Loss per share is provided in accordance with ASC subtopic 260-10 (formerly Statement of Financial Accounting Standards No. 128).  Basic loss per share is computed by dividing the earnings available to shareholders by the weighted average number of shares outstanding during the period.  There were no securities or stock equivalents considered to be dilutive in the computation of loss per share for the six months ended June 30, 2012 or the year ended December 31, 2011.

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

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2012, with early adoption permitted under certain circumstances. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Note 2 – Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  We have an accumulated deficit of $2,541,764 as of June 30, 2012. Our current assets exceeded our current liabilities by $226,467 as of June 30, 2012. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Notes payable
In October of 2011, the company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note is not secured and is convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the six months ended June 30, 2012, an additional $14,246 was amortized into interest expense and the remaining discount was $0 as of June 30, 2012.  In April of 2012, this note and the related accrued interest were converted into shares of common stock.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

In December of 2011, the company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed was $0.105.  With the notes, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the six months ended June 30, 2012, an additional $17,079 was amortized into interest expense and the remaining discount was $0 as of June 30, 2012.  In June of 2012, all the notes except one ($25,000) and the related accrued interest were converted into shares of common stock.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

During the six months ended June 30, 2012, the company received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, the Company issued 362,500 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  All of the notes were converted to common stock in June of 2012 so $226,422 of the discount was amortized into interest expense during the six months ended June 30, 2012 and the remaining discount was $0 as of June 30, 2012.  In June of 2012, all the notes and the related accrued interest were converted into shares of common stock.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

As noted above, during the six months ended June 30, 2012, a total of $644,500 of notes payable and $21,950 of related accrued interest was converted into 3,107,690 shares of common stock.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

As of June 30, 2012, the Company has a note payable of $25,000 and related accrued interest of $1,342.

Total interest expense and amortization of discount on notes payable was $278,229 for the six months ended June 30, 2012 and $15,271 for the year ended December 31, 2011.

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

Note 5 – Stockholder’s equity
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

During the three months ended June 30, 2012, the Company converted $644,500 of notes payable and $21,950 of related accrued interest into 3,107,690 shares of common stock.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

During the three months ended June 30, 2012, the Company received $61,750 for the exercise of 247,000 warrants at $0.25 each.  As of June 30, 2012, the common stock had not been issued and is therefore shown on these financials statements as stock owed but not issued.

During the three months ended June 30, 2012, the Company agreed to issue 300,000 shares of common stock in relation to a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of June 30, 2012, $22,000 had been expensed and $110,000 remained in prepaid assets.

As of June 30, 2012, there were 27,087,318 common shares issued and outstanding, 3,654,690 common shares owed but not issued, and no preferred shares issued.

Note 6 – Options and Warrants

Options

As of June 30, 2012 and December 31, 2011, there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants to purchase common stock.  All have a term of three years.  100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $.25.  See Note 3 for further details.

During the six months ended June 30, 2012, the Company issued 362,500 warrants to purchase common stock.  All have a term of three years and a strike price of $.25.  See Note 3 for further details.

A summary of stock options and warrants as of December 31, 2011 and June 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	-	$-	-	$-
Granted	-	-	307,000	0.28
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/11:	-	$-	307,000	$0.28
Granted	-	-	362,500	0.25
Cancelled	-	-	-	-
Exercised	-	-	(247,000)	0.25
Outstanding as of 6/30/12:	-	$-	422,500	$0.27
Vested as of 6/30/12:	-	$-	422,500	$0.27

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

In December of 2011, we leased space in Scottsdale, Arizona for our main headquarters.  The lease runs from January of 2012 to March of 2014 at a rate of $2,013 per month.  Future minimum payments as of June 30, 2012 under this lease are $12,078 for 2012, $24,152 for 2013, and $6,047 for 2014.

Rent expense was $13,100 and $3,536 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

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

During the year ended December 31, 2011 and the six months ended June 30, 2012, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 3 for further details.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$195,894	$-	$-	$195,894
Accounts payable	-	34,839	-	34,839
Accrued interest	-	2,810	-	2,810
Note Payable	-	275,675	-	275,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$146,160	$-	$-	$146,160
Accounts payable	-	24,992	-	24,992
Accrued interest	-	1,342	-	1,342
Note payable	-	25,000	-	25,000

Note 9 – Subsequent events
In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

In August of 2012, 3,354,690 shares of common stock owed as of June 30, 2012 were issued.

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

Recent Developments

We completed the initial design the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we have elected to incorporate a significant number of upgrades, enhancements and make modifications to the initial design to improve reliability, durability and efficiencies. We introduced the new design in the second quarter of 2012 and project to have product to market in the fourth quarter of 2012.

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

Lastly, during the six months ended June 30, 2012, a total of $644,500 of notes payable and $21,950 of related accrued interest was converted into 3,107,690 shares of common stock. Additionally, we received $61,750 from the exercise of 247,000 warrants.

Results of Operations for Guardian 8 Corporation for the three and six months ended June 30, 2012 and June 30, 2011.

We generated net losses of $452,973 and $930,821 for the three and six months ended June 30, 2012, compared to net losses of $89,255 and $144,395 for the same periods in 2011. These losses accumulated to a total loss of $2,237,149 since our inception on June 8, 2009 through June 30, 2012. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our ProV2 device of $265,607 for the six months ended June 30, 2012.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through June 30, 2012, we raised approximately $1,065,500 through the sale of our common stock, $61,750 from the exercise of warrants and an additional $679,500 through the issuance of six month convertible term notes.  As of June 30, 2012, our cash balance was $146,160. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the fourth quarter of 2012, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $265,607 for the six months ended June 30, 2012. We anticipate performing up to $500,000 on additional significant product research and development under our plan of operation for the development of our second generation device.

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

We anticipate the purchase of up to $150,000 in tooling equipment and supplies relating to our device within the next twelve months under our plan of operation for the development of our second generation device.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock, receipt of funds from convertible term notes and through June 30, 2012 had raised approximately $1,065,500 from two private placement offerings, $61,750 from the exercise of warrants and an additional $679,500 from convertible notes. Our cash balance as of June 30, 2012 was $146,160. As a result, we are in immediate need for additional working capital and are forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We have also evaluated sources of inventory financing that will be implemented once we have orders for our product.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer (through April 20, 2012), C. Stephen Cochennet and Kathleen Hanrahan, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet and Ms. Hanrahan concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

On June 16, 2012, James G. Miller, one of our directors, converted a $50,000 principal amount promissory note and $2,410.96 of related accrued interest into 262,055 shares of our common stock. In addition, Mr. Miller exercised a warrant for the purchase of 50,000 shares of common stock at $0.25 per share for $12,500. These shares were issued in August 2012.

On June 29, 2012, C. Stephen Cochennet, our chief executive officer and chairman, converted a $60,000 promissory note and $3,238.36 of related accrued interest into 316,192 shares of common stock. In addition, Mr. Cochennet exercised a warrant for the purchase of 60,000 shares of common stock at $0.25 per share for $15,000. These shares were issued in August 2012.
On June 29, 2012, Messrs. Nolton, Edwards (through his LLC) and Lambrecht, three of our directors, converted $55,000 in principal amount promissory notes and $2,957.53 in related accrued interest into 289,788 shares of common stock. In addition, Mr. Lambrecht also exercised warrants to purchase 15,000 shares of common stock at $0.25 per share for $3,750. These shares were issued in August 2012.

On June 29, 2012, eight persons/entities converted $379,500 in principal amount promissory notes and $8,548.22 in related accrued interest into 1,940,241 shares of common stock. These shares were issued in August 2012.

On June 29, 2012, four persons/entities exercised warrants to purchase 122,000 shares of common stock at $0.25 per share for $30,500. These shares were issued in August 2012.

During the three months ended June 30, 2012, we agreed to issue 300,000 shares of common stock in relation to Ms. Hanrahan’s consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of June 30, 2012, $22,000 had been expensed and $110,000 remained in prepaid assets. Further, the agreement provides for the 300,000 shares of common stock be issued upon the earlier of (i) December 31, 2012, or (ii) when we hire a full time replacement chief financial officer.

In August of 2012, we issued 299,413 shares of previously authorized common stock to C. Stephen Cochennet, our CEO, for a converted promissory note.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On July 25, 2012, we issued a press release announcing the conversion of $544,500 in convertible promissory notes and the receipt of $61,750 from the exercise of warrants. A copy of the press release is attached hereto as Exhibit 99.4.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2012)
10.2†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.3	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.4	Reduction of Debt Press Release dated July 25, 2012
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: August 13, 2012	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)