Form 10-Q
period 2012-09-30
Guardian 8 Holdings
filed 2012-11-19
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2012, was 30,874,508, not including 300,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$25,185	$195,894
Prepaid expenses	104,053	64,141
Total current assets	129,238	260,035

Property and equipment, net of accumulated depreciation of $688 and $0 as of September 30, 2012 and December 31, 2011	4,317	-

Website, net of accumulated amortization of $8,463 and $2,604 as of September 30, 2012 and December 31, 2011	14,971	20,830

Patent, net of accumulation amortization of $2,372 and $1,333 as of September 30, 2012 and December 31, 2011	8,013	9,052

Total assets	$156,539	$289,917

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$78,610	$34,840
Accrued interest	1,973	2,810
Notes payable, related party – net of discount of $0 and $31,325 As of September 30, 2012 and December 31, 2011	25,000	275,675
Total current liabilities	105,583	313,325

Commitments and contingencies:
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 30,382,008 and 27,412,318 at September 30, 2012 and December 31, 2011	30,381	27,412
Common stock owed but not issued: 782,500 and 0 at September 30, 2012 and December 31, 2011	783	-
Stock subscription receivable	(50,000)	-
Paid in Capital	2,966,742	1,560,123
Retained deficit	(2,896,950)	(1,610,943)
Total stockholders’ equity	50,956	(23,408)

Total liabilities and stockholders’ equity (deficit)	$156,539	$289,917

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
and for the Period from June 8, 2009 (Inception) to September 30, 2012

	The Three Months Ended		The Nine Months Ended		For the period from June 8, 2009 (Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Depreciation and amortization	2,875	129	7,585	387	11,522
General and administrative expenses	351,681	277,070	999,563	421,207	2,286,684
	354,556	277,199	1,007,148	421,594	2,298,206

Loss from operations	(354,556)	(277,199)	(1,007,148)	(421,594)	(2,298,206)

Other income (expense):
Interest expense	(630)	-	(278,859)	-	(294,129)
	(630)	-	(278,859)	-	(294,129)

Loss before income tax	(355,186)	(277,199)	(1,286,007)	(421,594)	(2,592,335)

Provision for income tax expense	-	-	-	-	-

Net (loss)	$(355,186)	$(277,199)	$(1,286,007)	$(421,594)	$(2,592,335)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding	28,661,817	27,086,540	27,755,124	26,896,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

 GUARDIAN 8 HOLDINGS
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
and for the Period from June 8, 2009 (Inception) to September 30, 2012

	Nine Months Ended September 30,		For the period from June 8, 2009 (Inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(1,286,007)	$(421,594)	$(2,592,335)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	64,750	62,500	258,500
Stock issued for compensation	135,000	90,000	288,750
Depreciation and amortization	7,585	387	11,522
Amortization of discount on notes payable	257,746	-	270,205
Change in assets and liabilities -
Prepaid expenses	59,088	10,000	(5,053)
Accounts payable and accrued expenses	43,771	(21,018)	78,611
Accrued interest	21,113	-	23,923
Due to related party	-	-	(184,250)
Cash provided by operating activities	(696,954)	(279,725)	(1,850,127)

Cash flows from investing activities:
Purchase of fixed assets	(5,005)	-	(5,005)
Purchase of website	-	-	(23,433)
Cash used in investing activities	(5,005)	-	(28,438)

Cash flows from financing activities:
Proceeds from common stock sales	107,000	-	1,172,500
Proceeds from warrant exercises	61,750	-	61,750
Proceeds from notes payable, related party	362,500	-	679,500
Payments on notes payable, related party	-	-	(10,000)
Net used in financing activities	531,250	-	1,903,750

Increase in cash	(170,709)	(279,725)	25,185
Cash, beginning of period	195,894	290,829	-
Cash, ending of period	$25,185	$11,104	$25,185

Supplemental cash flow information:
Interest paid	$-	$-	$12,460
Income taxes paid	$-	$-	$-

Stock issued for services	$64,750	$62,500	$258,500
Shares issued for services	$135,000	$250,000	$2,845,000

Stock issued for compensation	$135,000	$90,000	$288,750
Shares issued for compensation	$330,000	$360,000	$945,000

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	$-	$-	$463,000

Notes payable converted to common stock	$666,450	-	$666,450
Shares issued for notes payable converted	3,107,690	-	3,107,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

GUARDIAN 8 HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Guardian 8 Corporation (“the Company”) was incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, the Company changed its name to Guardian 8 Corporation.  The Company’s principle offices are located in Scottsdale, Arizona.  The Company is in the process of developing a personal security device that incorporates countermeasures to help defend against personal attack.

Effective November 30, 2010, the Company merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission under Section 12g.  The Company merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  Post merger, Global Risk changed its name to Guardian 8 Holdings.

Principles of Consolidation

For the nine months ended September 30, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915, “Development Stage Entities.”  The Company’s planned principal operations have not commenced, and no revenue has been derived since the date of inception.

       Cash and Cash Equivalents

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

Revenue recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   There were no revenues for the three-months and nine months ended September 30, 2012 and 2011 or from June 8, 2009 (inception) through September 30, 2012.

Warranty

The Company intends to offer a limited warranty on our device.  After the warranty expires, if the device fails to operate properly for any reason, the Company intends to replace the device either at a discounted price depending on when the device was placed in service or for a flat fee.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees.

Research and Development Costs

The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $392,081 for the nine months ended September 30, 2012 and $35,793 for the year ended December 31, 2011.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 8 for further details.

Impairment of Long-Lived Assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for nine months ended September 30, 2012 and 2011 or from June 8, 2009 (inception) through September 30, 2012.

Net Loss Per Share

Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share,” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.

Income Taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recent pronouncements

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal year 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 did not have a material effect on the Company's condensed consolidated financial statements, but may require certain additional disclosures.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party loans. The Company may raise additional funding to continue its operations through contributions from the current stockholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Management’s plan to eliminate the going concern situation includes, but is not limited to, obtaining investors to fund the working capital needs of the Company.

NOTE 3 – NOTES PAYABLE

In October of 2011, the Company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note is not secured and is convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the nine months ended September 30, 2012, an additional $14,246 was amortized into interest expense and the remaining discount was $0 as of September 30, 2012.  In April of 2012, this note and the related accrued interest were converted into shares of common stock.

In December of 2011, the Company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed was $0.105.  With the notes, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the nine months ended September 30, 2012, an additional $17,079 was amortized into interest expense and the remaining discount was $0 as of September 30, 2012.  In June of 2012, all the notes except one ($25,000) and the related accrued interest were converted into shares of common stock.

During the nine months ended September 30, 2012, the Company received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, the Company issued 362,500 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and will be amortized into interest expense over the six-month life of the note using the interest method.  All of the notes were converted to common stock in June of 2012 so $226,422 of the discount was amortized into interest expense during the nine months ended September 30, 2012 and the remaining discount was $0 as of September 30, 2012.

As noted above, during the nine months ended September 30, 2012, a total of $644,500 of notes payable and $21,950 of related accrued interest was converted into 3,107,690 shares of common stock.

As of September 30, 2012, the Company has a note payable of $25,000 and related accrued interest of $1,973.

Total interest expense and amortization of discount on notes payable was $278,859 for the nine months ended September 30, 2012 and $15,271 for the year ended December 31, 2011.

NOTE 4 – PATENT
In June of 2009, concurrent with our incorporation, one of the Company’s officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 19,000,000 shares of the Company’s common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  The patent has been valued at $10,365 which is the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20 year life of the patent.  Amortization costs were $1,039 for of the nine months ended September 30, 2012 and $516 for the year ended December 31, 2011.

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

NOTE 5– STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Both classes of stock have a par value of $0.001.

In June of 2009, concurrent with our incorporation, one of the Company’s officers and directors, agreed to transfer all rights, title and interest in the patent he held in the personal security device in exchange for 19,000,000 shares of the Company’s common stock and $300,000.  Before the end of 2009, he returned 4,000,000 shares for cancellation in exchange for no consideration.  During the year ended December 31, 2010, 500,000 more shares were returned for cancellation in exchange for no consideration.

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

During the three months ended June 30, 2012, the Company converted $644,500 of notes payable and $21,950 of related accrued interest into 3,107,690 shares of common stock.  The stock was issued during the third quarter of 2012.

During the three months ended June 30, 2012, the Company received $61,750 for the exercise of 247,000 warrants at $0.25 each.  The stock was issued during the third quarter of 2012.

During the three months ended June 30, 2012, the Company agreed to issue 300,000 shares of common stock in relation to a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of September 30, 2012, $55,000 had been expensed and $77,000 remained in prepaid assets.  As of September 30, 2012, these shares have not yet been issued.

During the three months ended September 30, 2012, the Company agreed to sell 267,500 shares of common stock, with an aggregate value of $107,000.  The Company also agreed to issue 90,000 shares for consulting services, with an aggregate value of $42,500.  As of September 30, 2012 these shares had not yet been issued.

On September 30, 2012, the Company agreed to sell 125,000 shares of common stock, with an aggregate value of $50,000.  These shares had not been issued or paid for as of September 30, 2012, therefore the Company has a Stock Subscription Receivable of $50,000 as of September 30, 2012.

As of September 30, 2012, there were 30,382,008 common shares issued and outstanding, 782,500 common shares owed but not issued, and no preferred shares issued.

NOTE 6 – OPTIONS AND WARRANTS

Options

As of September 30, 2012 and December 31, 2011, there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants to purchase common stock.  All have a term of three years.  100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $.25.  See Note 3 for further details.

During the nine months ended September 30, 2012, the Company issued 1,147,500 warrants to purchase common stock.  All have a term of three to five years and a strike price ranging from $0.25 to $0.75.

A summary of stock options and warrants as of December 31, 2011 and September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 01/01/11:	-	$-	-	$-
Granted	-	-	307,000	0.28
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of 12/31/11:	-	$-	307,000	$0.28
Granted	-	-	1,147,500	0.25
Cancelled	-	-	-	-
Exercised	-	-	(247,000)	0.25
Outstanding as of 9/30/12:	-	$-	1,207,500	$0.26
Vested as of 9/30/12:	-	$-	1,207,500	$0.26

NOTE 7 – LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

During the period ended December 31, 2009 and the three months ended March 31, 2010, the Company leased its operating headquarters in Overland Park, Kansas on a month-to-month basis for $1,332 per month.  During the six months ended September 30, 2010, the Company renegotiated its lease and maintained the same headquarters on a month-to-month basis for $500 per month.  During the three months ended December 31, 2010 the Company renegotiated its lease again and maintained the same headquarters on a month-to-month basis for $250 per month.  From January of 2011 through October of 2011, the Company continued to maintain the same headquarters on a month-to-month basis for $250 per month.

During the period from November of 2011 to January of 2012, the Company moved its main headquarters to Kansas City, Kansas and rented space on a month-to-month basis for $325 per month.

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters.  The lease runs from January of 2012 to March of 2014 at a rate of $2,013 per month.  Future minimum payments as of September 30, 2012 under this lease are $6,039 for 2012, $24,152 for 2013, and $6,047 for 2014.

Rent expense was $19,410 for the nine months ended September 30, 2012 and $2,250 for the year ended December 31, 2011.

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

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 3 for further details.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of December 31, 2011; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$195,894	$-	$-	$195,894
Accounts payable	-	34,840	-	34,839
Accrued interest	-	2,810	-	2,810
Note Payable	-	275,675	-	275,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$25,185	$-	$-	$25,185
Accounts payable and accrued expenses	-	78,610	-	78,610
Accrued interest	-	1,973	-	1,973
Note payable	-	25,000	-	25,000

NOTE 9 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

On October 1, 2012, the Company agreed to issue 40,000 shares of common stock, with an aggregate value of $16,000 for public and investor relation services.  These shares were issued in November of 2012.

In October of 2012, the Company issued 60,000 shares of common stock previously authorized.

In November of 2012, the Company issued 392,500 shares of common stock previously authorized.

On November 13, 2012, the Company received $100,000 from its CEO/president in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on February 12, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Scottsdale, Arizona.  We are in the process of developing a personal security device that incorporates countermeasures to help defend against personal attack.

Effective November 30, 2010 we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company, with its common stock registered with the United States Securities and Exchange Commission under section 12g.  We merged into a newly formed wholly owned subsidiary of Global Risk, with Guardian 8 Corporation being the surviving corporation.  Post merger, Global Risk changed its name to Guardian 8 Holdings.

For the nine months ended September 30, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

Development Stage Enterprise

We are a development stage enterprise, as defined in ASC 915, “Development Stage Entities.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

We adopted ASC 260, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net income (loss) per share are excluded.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to locate sources of capital, and attain future profitable operations. Our management is currently initiating their business plan. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent Developments

We completed the initial design the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we have elected to incorporate a significant number of upgrades, enhancements and make modifications to the initial design to improve reliability, durability and efficiencies. We introduced the new design in the second quarter of 2012 and project to have product to market in the first quarter of 2013.

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

On June 29, 2012, a total of $644,500 of notes payable and $21,950 of related accrued interest was converted into 3,107,690 shares of common stock.

During the three months ended September 30, 2012, we sold 267,500 shares of common stock, with a cash value of $107,000.  In addition, we agreed to issue 90,000 shares to a former director for consulting services, with an aggregate value of $42,500.

On September 30, 2012, we agreed to sell 125,000 shares of common stock, with an aggregate value of $50,000.  These shares were not yet issued or paid for at September 30, 2012, therefore we set up a Stock Subscription Receivable of $50,000 at September 30, 2012.

Additionally, we received $61,750 from the exercise of 247,000 warrants.

Results of Operations for Guardian 8 Corporation for the nine months ended September 30, 2012 and September 30, 2011.

	Nine Months Ended		Nine Months Ended		Increase/
	September 30, 2012		September 30, 2011		Decrease

Revenues		$-		$-		$-
Operating Expenses		1,007,148		421,594		585,554

Net (loss) from operations		(1,007,148)		(421,594)		(585,554)
Interest expense		278,859		-		278,859

Net (loss)	$	(1,286,007)	$	(421,594)	$	(864,413)

Net (loss) per share	$	(0.05)	$	(0.02)	$	(0.03)
Weighted average shares outstanding		27,755,124		26,896,709

We generated net losses of $1,286,007 and $421,594 for the nine months ended September 30, 2012 and 2011, respectively. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our ProV2 device of $392,081 for the nine months ended September 30, 2012.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since our inception in June of 2009 through September 30, 2012, we raised $1,172,500 through the sale of our common stock, $61,750 from the exercise of warrants and an additional $679,500 through the issuance of six month convertible term notes.  As of September 30, 2012, our cash balance was $25,185. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the fourth quarter of 2012, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $392,081 and $35,793 for the nine months ended September 30, 2012 and 2011, respectively. We anticipate performing up to $500,000 on additional significant product research and development under our plan of operation for the development of our second generation device.

Significant changes in the number of employees.

We are a development stage company and currently have only two full-time employees, Paul Hughes, Vice President of operations, and Jose Rojas, Vice President of Customer Service, for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	September 30, 2012	September 30, 2011

Current assets	$129,238	$11,104
Current liabilities	105,583	16,392
Surplus (Deficit)	$23,655	$(5,288)

We were able to reduce our working capital deficit through the receipt of funds from private placement offerings and conversion of promissory notes into shares of common stock.

Changes in cash flows are summarized as follows:

Since inception, we have financed our cash flow requirements through issuance of common stock, receipt of funds from convertible term notes and through September 30, 2012 had raised approximately $1,172,500 from two private placement offerings, $61,750 from the exercise of warrants and an additional $679,500 from convertible notes. Our cash balance as of September 30, 2012 was $25,185.

We had a net loss of $1,286,007 for the nine months ended September 30, 2012.  This loss was offset by non-cash items such as stock issued for services of $64,750, stock issued for compensation of $135,000, depreciation and amortization of $7,585, and the amortization of a discount on notes payable of $257,746.  We had cash provided by the decrease in prepaid expenses of $59,088, and the decrease in accounts payable and accrued expenses of $43,771 and the decrease in accrued interest of $21,113.

We had cash used by investing activities of $5,005 for the nine months ended September 30, 2012 due to the purchase of property and equipment.

We had cash provided by financing activities of $531,250 for the nine months ended September 30, 2012.  This included proceeds from the sale of common stock of $107,000, proceeds from warrants exercised of $61,750, and proceeds from notes payable to related parties of $362,500.

We had a net operating loss of $421,594 for the nine months ended September 30, 2011.  This included non-cash items such as stock issued for services of $62,500, stock issued for compensation of $90,000, and depreciation and amortization of $387.  We had cash provided by a decrease in prepaid expenses of $10,000, and cash used by a decrease in accounts payable and accrued expenses of $21,018.

There were no financing or investing activities for the nine months ended September 30, 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, C. Stephen Cochennet and Kathleen Hanrahan, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet and Ms. Hanrahan concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we agreed to issue 300,000 shares of common stock in relation to Ms. Hanrahan’s consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of September 30, 2012, $55,000 had been expensed and $77,000 remained in prepaid assets. Further, the agreement provides for the 300,000 shares of common stock be issued upon the earlier of (i) December 31, 2012, or (ii) when we hire a full time replacement chief financial officer.

On August 30, 2012, we conducted the first closing under a private placement offering, selling 162,500 units for $65,000 to two accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. Mr. Cochennet, our CEO/President, purchased 62,500 of the units for $25,000. The 162,500 underlying shares of common stock were issued in November of 2012.

On September 20, 2012, we authorized the issuance of 60,000 shares of common stock to a former director for business development services. The shares of common stock were issued in October of 2012.

On September 30, 2012, we conducted the second closing under a private placement offering, selling 230,000 units for $92,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. 125,000 of the units had not been issued or paid for as of September 30, 2012, therefore we had a Stock Subscription Receivable of $50,000 as of September 30, 2012. The subscription receivable was paid in October of 2012 and the 230,000 underlying shares of common stock were issued in November of 2012.

On October 1, 2012, we authorized the issuance of 40,000 shares of restricted common stock to our investor relations firm. The shares were earned over a four month period commencing on July 1, 2012 through October 1, 2012. The shares of common stock were issued in November of 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Press Releases

On August 13, 2012, we issued a press release announcing the engagement of an Arizona consulting firm to provide guidance on international distribution. A copy of the press release is attached hereto as Exhibit 99.5.

On October 9, 2012, we issued a press release announcing the hiring of Jose Rojas to assist our subsidiary in running the customer support department. A copy of the press release is attached hereto as Exhibit 99.6.

On October 16, 2012, we issued a press release announcing the allowance of our first utility patent. A copy of the press release is attached hereto as Exhibit 99.7.

On October 24, 2012, we issued a press release announcing the allowance of our first design patent. A copy of the press release is attached hereto as Exhibit 99.8.

Promissory Note

On November 13, 2012, we received $100,000 from our CEO/president, C. Stephen Cochennet, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on February 12, 2013. A copy of the promissory note is attached hereto as Exhibit 10.4.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2012)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.3	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.4	Reduction of Debt Press Release dated July 25, 2012 (incorporated by reference to Exhibit 99.4 to Form 10-Q filed on August 13, 2012)
99.5	International Interest Press Release dated August 13, 2012
99.6	Hiring of Rojas Press Release dated October 9, 2012

99.7	Utility patent Press Release dated October 16, 2012
99.8	Design patent Press Release dated October 24, 2012
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: November 19, 2012	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer

Date: November 19, 2012	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Principal Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)