Form 10-K
period 2012-12-31
Guardian 8 Holdings
filed 2013-03-28
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

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
☐    Yes           ☒ No

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
 ☐ Yes          ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,591,838 based on a share value of $0.40.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 32,229,508 shares of common stock, $0.001 par value, outstanding on March 19, 2013, which does not include 893,494 shares authorized but unissued.

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

None.

GUARDIAN 8 HOLDINGS
FORM 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of federal securities laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Recent Developments

In March of 2012 we announced the ProV2. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The ProV2 will also be available to security conscious industries where staff safety is an ongoing priority.

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

Further, in May of 2012, we executed a letter of intent with an investment banker to pursue a public offering of our common stock in late 2012 and concurrently seek a listing of our common stock on a national stock exchange. The public offering has been delayed to the second half of 2013.

In August of 2012, we engaged an Arizona consulting firm to provide guidance on international distribution.

Effective September 24, 2012, Loren W. Moll resigned as a member of our board of directors and chairman of our executive committee.  We have not as yet appointed a new Board member to take Mr. Moll’s place.

Effective October 1, 2012, Guardian 8 Corporation entered into an amended and restated employment agreement with Paul Hughes, its Chief Operating Officer, and an employment agreement with Jose Rojas to act as its Vice President of Customer Service.

Further, in October of 2012, we received notices of the allowance of our first utility and design patents.

On November 13, 2012, we received $100,000 from our CEO/President, C. Stephen Cochennet, in the form of an unsecured 90-day promissory note.  The note bears interest at 12% per annum and is payable on February 12, 2013.  Subsequently, Mr. Cochennet extended the term of this note to April 12, 2013.

On December 10, 2012, we received $50,000 from our CEO/president, C. Stephen Cochennet, in the form of an unsecured 90-day promissory note. In addition, on December 28, 2012, we received an additional $50,000 from Mr. Cochennet, in the form of an unsecured 90-day promissory note. Each of the notes bears interest at 12% per annum and are payable on February 12, 2013 and March 28, 2013, respectively.

In December of 2012, we received our first order from an international distributor for our ProV2 device.

On January 24, 2013, we received $50,000 from our CEO/president, C. Stephen Cochennet, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on April 24, 2013.

On February 7, 2013, we filed a Form 8-A to register our common stock under Section 12(g) of the Exchange Act.  Before this filing we were a voluntarily reporter under the Act and before November of 2010 were considered a “shell” company.  Therefore, our stockholders have been unable to rely on Rule 144 of the Act for the public sale of our securities.  Our stockholders will be able to rely on Rule 144 of the Act following the 90th day from filing of the Form 8-A described above.

On February 12, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $100,000 term note due and payable on such date until April 12, 2013.

In February of 2013, we entered into two consulting agreements with consultants assisting us with sourcing government grant funds. The terms of the agreements run for six months and we have agreed to pay one of the consultants $25,000 for their services. Further, the other consultant has agreed to purchase $25,000 of our shares of our common stock on a monthly basis during the six month term at $0.40 per share.

On March 1, 2013, we entered into a one year agreement with Kraves PR to assist with public relations as we move into scaled production and distribution.  The contract will be executed on a project by project basis, beginning with media assistance at the upcoming industry conference in April 2013.

On March 4, 2013, we entered into an employment agreement with our CEO/president, C. Stephen Cochennet, and amended the agreement with our interim CFO, Kathleen Hanrahan.

On March 6, 2013, we received (i) $100,000 from our CEO/president, C. Stephen Cochennet, and (ii) $50,000 from a director, James G. Miller, in the forms of unsecured 90-day promissory notes. Each of the notes bears interest at 12% per annum and are payable on June 4, 2013.

On March 10, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on such date until May 9, 2013.

Effective March 11, 2013, Guardian 8 Corporation entered into an employment agreement with Daniel Silva to act as its Lead Engineer.

On March 25, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on March 28, 2013 until May 27, 2013.

On March 26, 2013, we received $50,000 from a director, Corey Lambrecht, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on June 24, 2013.

Primary Business Strategy

We completed the initial design of our first generation product under development in 2011.  We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes.  As a result, we elected to incorporate a significant number of upgrades and enhancements, and to make modifications to the initial design to improve reliability, durability and manufacturing efficiencies.

The G8 ProV2 was introduced in the second quarter of 2012.  This model was developed in response to demands from professional security guards, seeking a robust design as well as highly functional tool for their duty belt.  The G8 ProV2 will also be available to security conscious industries where staff safety is an ongoing priority.  We expect to have the product in the marketplace during the first half of 2013, following the finalization of production tooling, qualification testing, and reliability testing of our LRIP (“Low-Rate Initial Production”).

The Guardian 8 ProV2 Device

The G8 ProV2 is a product which combines a multitude of non-lethal technologies designed to help protect individuals from aggressors and assailants, while notifying law enforcement authorities and other stakeholders of the situation.

The G8 ProV2 is a small, hand-held device that integrates a collection of non-lethal technologies including a: Laser Spotter, LED Strobe Light, Alerting Siren, Camera, Microphone, and O.C. Pepper Spray to give the user a single solution for effectively defending against aggressive subjects.

The unit’s risk mitigation capabilities are further enhanced through the patented use of Bluetooth® enabled emergency notification technology creating a command center communication link and incident recording capabilities.  Finally, the G8 ProV2 is designed to support additional device customizations by modifying or disabling features through custom software according to any customer’s security & personnel policies and requirements.

In 2011, we received an ASIS Accolades “Security’s Best” Award for our first generation device, placing us among just ten companies to earn this coveted designation at the 2011 ASIS International professional security conference.

We are now focused on marketing our innovative and patented personal defense solution to professional security organizations, private professionals, along with the development of complimentary product lines for individuals and families.

The need for personal security is escalating due to heightened violence threatening our communities.  As a result, a growing number of products are appearing in the market place. Such devices range from weapons designed to inflict harm on an attacker to alarms designed to call attention to the situation at hand so as to dissuade an attacker from further aggression.

Although such devices are assumably effective in operation, we believe it is desirable to have a device which presents a plurality of security functions which allow the user to help defend against dangerous situations and communicate the impending situation in one device.

In response to this perceived need, we have developed a personal security device which presents a multi-layered set of security features including pepper spray, images, recording, and audio alarms and communication with 9-1-1 or other preselected numbers. Such functions may either be initiated by the user or automatically activated during physical confrontations. The commercial model being released in 2013 resembles an intuitive pistol configuration which enables the user to better manipulate the device and control the available functions, as well as reduce the training requirements.

Additional significant objectives of the device are:

·	to provide countermeasures that can momentarily incapacitate attackers and provide pain compliance;

·	to activate audio and/or visual alarms so as to call attention to the altercation and/or frighten the attacker;

·
to provide a laser pointing device that enables the user to accurately direct pepper-spray upon the attacker with a tracer substance to assist in subsequent identifications, as well as display a product warning prior to engagement;

·	to provide a device that links with a cell phone using Bluetooth technology so as to automatically alert 9-1-1 and/or document audio messages, and audio and image recordings of the altercation;

·	to provide a security device that transmits and/or documents the audio or visual recordings; and

·	to provide a security device that provides a direct 2-way voice communication link with 9-1-1 or other preselected numbers.

Device Warranty

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

Sales and Marketing

U.S. Private Security Services Market

According to the U.S. Department of Labor, over 3.2 million Americans worked in the protective services industry as of May 2011, or nearly 4 times the 850,380 sworn police officers & investigators who work in professional law enforcement and are currently supported by the lethal/less-lethal weapons manufacturers.

The Justice Policy Institute (JPI) estimates that the U.S. spends more than $100 Billion annually on professional law enforcement, before the inclusion of expenditures on private security personnel. In 2007, approximately 77% of police spending was by local governments whose budgets and resources have been strained in recent years.

Professional Security Guarding Market

The Protective Services Industry includes individuals employed in prisons and correctional facilities (public & private), gaming surveillance officers, transit and railroad police, recreational protective service workers including fish and game wardens, along with over 1 million professional private security guarding officers.

Professional security guards are employed by a combination of contract security guarding companies and the private security departments of global corporations, organizations and institutions.

According to the American Society of Industrial Security (ASIS), 34.5% of companies outsource their security guarding requirements with contract security guard companies.

An additional 56.5% of the market is represented by “in-house” corporate or organizational security personnel, indicating that direct corporate security customers could provide an extremely attractive customer opportunity in the U.S.

The U.S. Department of Labor further predicts that the Professional Security Guarding market will demand more than 200,000 additional workers, growing by nearly 20% from 2010-2020, and representing 55% of projected total job creation within the Protective Services Industry.

According to The Freedonia Group, in 2009 the top 5 security guarding companies controlled 33% of the U.S. contract security market.  While this is indicative of a highly fragmented market, recent estimates of the largest 50 contract security companies reflect combined annual U.S. revenues of ~$10 billion and combined security officer personnel of nearly 350,000, indicating that a substantial market opportunity exists within a relatively concentrated target customer market.

Guardian 8 has established contacts with many of the largest security guarding companies which entail collaborative design, development and documentation efforts to ensure that the final product meets existing customer requirements for functionality and security.  As a result, Guardian 8 has not only identified these contract security providers as ideal launch customers, but has also made significant progress in establishing the value and significance of the G8 ProV2 within this segment.

In addition, many of these companies employ tens of thousands more security guards internationally and consequently represent direct channels to a global professional user base in nearly every major market in the world.

As specific examples, G4S (Wackenhut) reports that they employ 125,000 security guards in the country of India alone, and Inter-Con Security employs over 25,000 security guards worldwide.

Total U.S. estimates of the number of contract security companies range from conservative figures of 8,000 in the U.S. to as many as 14,000 according to Robert H. Perry & Associates, pointing to an extremely large number of firms with fewer than 10 officers each.

According to 2009 Dun & Bradstreet research, contract security firms with 100 or more employees represented 69.0% of the industry employee base, while 70.8% of contract security firms had fewer than 10 employees.

While these firms may be more challenging to address with a direct internal sales & marketing approach, Guardian 8 has made preparations through a well-conceived online marketing and inbound sales system to capture smaller order lots and effectively train, service and support smaller organizations.

In addition, the market recognition already received by the G8 ProV2 through the Company’s industry involvement, active participation and award winning innovation have driven more than 750 prospective customer contacts into their SalesForce.com registry.

Global Private Security Services Market

The global security services market as estimated by The Freedonia Group is projected to grow 7.4% annually and reach $214 Billion in 2014.  In addition, it is estimated that professional security officers outnumber law enforcement by a 10 to 1 ratio internationally

Guardian 8 has already received interest from more than 2 dozen dealers representing 18 foreign countries, with most prepared to purchase the product immediately for distribution abroad.  International interest includes indications of interest from Security Companies, Distributors and Executive Protection providers.

Guardian 8’s SalesForce.com database contains over 750 contacts who have expressed interest in purchasing G8 ProV2 units as they become available to the marketplace.  Among these contacts are representatives from countries representing a remarkable degree of international reach for a development stage company and a promising market channel for reaching millions of professionals, and potentially tens of millions of consumers.

Based upon available market and industry data, estimates developed by L.A. Davis & Associates place the aggregate revenue opportunity based on the proposed retail unit price, to U.S. and International professionals and consumers at approximately $50 Billion.

A significant contributor to the magnitude of this opportunity is the diversity and size of established market applications.  Guardian 8’s innovative device appeals to security professionals across a broad range of industries, both domestically and internationally, and holds promise as a unique and effective personal defense device for consumers.

Retail Market

Sadly, violent crime in the U.S. is escalating. As a result, a sizable number of women in the United States will fall victim to a violent crime at some point in their lives. According to the Federal Bureau of Investigation, aggravated assault accounted for 62.5% of the 1.3 million violent crimes committed in the U.S. in 2010. The reality of these statistics has created a sizable self-defense products and services market. Consumers have a bevy of options to protect themselves, including self-defense classes, alarms, lethal and nonlethal weapons, even cell phones. None of these options is perfect; most offer a singular means of defense that may or may not be appropriate, depending on the situation. A device that incorporates features to de-escalate a dangerous situation while also providing an effective means of defense would likely ease a clouded decision-making process.

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

Manufacturing

We intend to outsource all of our component manufacturing and assembly at least for the foreseeable future. We currently are utilizing a reputable company based in Taiwan to manufacture our initial device; and we do not foresee any issues with locating additional manufacturers of our device if and when the time arises.

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

Regulation

United States Regulation

Our device will be subject to regulations; although we do not believe our device is considered to be a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, no Federal firearms-related regulations will apply to the sale and distribution of our device within the United States.

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

By comparison, many states ban electronic control devices (“ECDs”) from schools and courts, and some have additional restrictions such as limiting their use to homes and businesses or, as with handguns, requiring concealed weapons permits to carry them in public. At the time of this report, Hawaii, US Virgin Islands, Massachusetts, Rhode Island, New York, New Jersey and the District of Columbia prohibit the use of ECDs by the general public. Unlike ECDs, pepper spray is regulated in only five states and the District of Columbia. These limited regulations restrict retailers by requiring a firearms identification card, in some cases, and by limiting the size of the canister and strength of the spray. The pepper spray regulatory environment is not anticipated to limit our efforts to market our device to the security guard market and should be only a slight headwind in the consumer market in the six states that regulate the product. In addition, we plan to develop a version of our device that does not incorporate pepper spray.

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

Intellectual Property

We intend to protect our intellectual property with U.S. patents and trademarks. Along these lines, in October of 2012, we received notices of the allowance of our first utility and design patents. We also intend to rely on international treaties, organizations and foreign laws to protect our intellectual property. We intend to continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as: the commercial significance of our operations and our competitors’ operations in particular countries and regions; our strategic technology or product directions in different countries; and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions.

Confidentiality agreements are intended to be used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Research and Development

Since our inception, we expended approximately $780,125 on research and development. Our investment in research and development staff and equipment is anticipated to increase as our device gains market acceptance and we move into design and development of additional versions of our device or other products. Our return on this investment is intended to be realized over the long term, although new systems and technologies may have a more immediate impact on our business.

Employees

           We are a development stage company and currently have only four full-time employees; our CEO/president, C. Stephen Cochennet, and three for Guardian 8 Corporation, Paul Hughes, Chief Operating Officer, Jose Rojas, Vice President of Customer Service, and Daniel Silva, Lead Engineer. We also have engaged an interim CFO, Kathleen Hanrahan, on a part-time basis. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We have entered into employment agreements with Mr. Cochennet, Ms. Hanrahan and the three employees of Guardian 8 Corporation. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

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

Risks Related to Our Business

Substantial doubt exists about our ability to continue our business as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern.  We had no revenue and negative working capital as of December 31, 2012.  As a result of our losses and ongoing need for financing, the report from our independent registered public accounting firm on our financial statements for the years ended December 31, 2012 and 2011 contained a paragraph indicating substantial doubt about our ability to continue as a going concern.  If we do not raise sufficient debt or equity capital, we may be forced to curtail our growth plans and may be unable to respond to competitive pressures and/or perceived opportunities.  These conditions create uncertainty as to our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have a limited operating history.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in developing and marketing a new personal defense product. As a result of our recent formation we have yet to generate any revenues from operations and have been focused on organizational issues, start-up challenges, market analysis, product development, building relationships and initial fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including:

·      our ability to raise adequate working capital;
·      success of our product development efforts;
·      the level of our competition;
·      demand for the product at a profitable price;
·      our ability to attract and maintain key management and employees; and
·      our ability to effectively demonstrate our ability to develop, produce and market a personal defense product.

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

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.  We have entered into an employment agreement with Paul Hughes, Chief Operating Officer for Guardian 8 Corporation, but do not maintain key person insurance on him or Mr. Cochennet, the sole officer of the parent company. We have entered into employment agreements with Mr. Cochennet, Mr. Hughes and our the other full-time employees of Guardian 8 Corporation. If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements for them.

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

We may experience a decline in gross margins due to rising raw material and transportation costs associated with a future increase in petroleum based product prices.

A significant number of our raw materials are comprised of petroleum based products, or incur some form of landed cost associated with transporting the raw materials or components to our facility. A significant rise in commodity prices could adversely impact our ability to sustain current gross margins, by increasing component pricing.

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

Risks Relating to Our Common Stock

There is a limited trading market for our shares of common stock on the OTCQB and OTC:BB.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTCQB and OTC:BB, inter-dealer automated quotation systems for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Any substantial issuance of shares of common stock pursuant to our outstanding warrants could result in dilution to existing stockholders and could cause the market price of these securities to decline.

As of December 31, 2012, we had warrants outstanding for the issuance of 1,432,500 shares of Common Stock at prices ranging from $0.25 to $0.75 per share.  Future material issuances of our securities may reduce earnings per share and dilute the percentage ownership of existing stockholders, which could harm the market price and value of our securities.

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

Because we were formerly a voluntarily filer under federal securities laws and were a former “shell” company, our stockholders do not currently have the ability to rely upon Rule 144 of the Act for the public sale of our securities.

On February 7, 2013, we filed a Registration Statement on Form 8-A, as amended (the “Form 8-A”) to register our Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Before this filing we were a voluntarily reporter under the Act and before November 2010 were considered a “shell” company. Therefore, our stockholders have been unable to rely on Rule 144 of the Act for the public sale of our securities. Our stockholders will be able to rely on Rule 144 of the Act following the 90th day from filing of the Form 8-A.

If we fail to remain current on our reporting requirements, we could be removed from the OTC:BB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC:BB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC:BB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC:BB by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period our securities would be removed from the OTC:BB for failure to timely file twice in a two-year period and we would be ineligible for quotation on the OTC:BB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Through the quarter ended December 31, 2012, we have not been late in any of our reports to the Commission subject to Rule 6530 compliance.

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

Our officers and directors are collectively the beneficial owners of approximately 30% of the outstanding shares of our common stock.  As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective February 1, 2012 we relocated our principal executive office to 15230 N. 75th Street, Suite 1002, Scottsdale, AZ  85260. We have leased approximately 1,789 sq.ft. of general office space for a period of two years with rent of approximately $2,000 per month. Prior to the relocation, we maintained a 260 sq.ft. executive office at 11006 Parallel Parkway, Suite 200, Kansas City, Kansas  66109, with monthly rent of $250. Additionally, Mr. Cochennet, our CEO/President, occasionally will utilize his home to conduct business on our behalf.  Mr. Cochennet does not receive any remuneration for the use of his home. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock was approved for quotation on the Over-the-Counter Bulletin Board and OTCQB systems under the symbol “GRDH” on August 8, 2011.

Our common stock has traded infrequently on the OTC:BB and OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter since the common stock began trading. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal 2012.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2012
	High	Low
1st Quarter	$0.50	$0.20
2nd Quarter	$0.65	$0.15
3rd Quarter	$0.55	$0.25
4th Quarter	$0.50	$0.10

On March 19, 2013, the closing price of shares of common stock of the Company was $0.46.  However, the Company considers its common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

As of March 20, 2012, there were approximately 168 holders of record of our Common Stock and 32,229,508 shares outstanding, which does not include 893,494 shares authorized but unissued.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On August 15, 2012, C. Stephen Cochennet, our chief executive officer and chairman, converted a $25,000 promissory note and $1,698.63 of related accrued interest into 133,494 shares of common stock. Our board of directors authorized the issuance of the 133,494 shares on March 3, 2013. These shares were issued in March of 2013.

Subsequent Issuance After Year-End

On March 4, 2013, we sold 10,000 shares of restricted common stock for $4,000 to a consultant. These shares were issued in March of 2013.

On March 19, 2013, we conducted the first closing under a private placement offering selling 750,000 units for $300,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  As of the date of this report the shares had not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $39,000 and are obligated to issue 112,500 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

All of the above-described issuances were exempt from registration pursuant to Section 4(2) and/or Regulation D, Rule 506 of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2012.

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

For the years ended December 31, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

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

Revenue Recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  There were no revenues for the years ended December 31, 2012 and 2011 or from June 8, 2009 (inception) through December 31, 2012.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Developments

We completed the initial design of the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we have elected to incorporate a significant number of upgrades, enhancements and make modifications to the initial design to improve reliability, durability and manufacturing efficiencies. We introduced the new design in the first quarter of 2012 and project to have product to market in the second quarter of 2013.

In March of 2012, we announced a new upgraded model called the ProV2. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The ProV2 will also be available to security conscious industries where staff safety is an ongoing priority.

In addition, in March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We received DTC approval for electronic clearing on May 7, 2012. Along these same lines, our board of directors intends to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record upon completion of our 2013 common stock raise. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

On April 20, 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer. In addition, in anticipation of structuring the company for an exchange listing, our board of directors designated two new board committees, (i) an audit committee, and (ii) a governance, compensation and nominating committee.

During the year ended December 31, 2012, a total of $669,500 of notes payable and $23,648 of related accrued interest was converted into 3,241,184 shares of common stock.

During the year ended December 31, 2012, we agreed to sell 505,000 shares of common stock for $202,000.

During the year ended December 31, 2012, the Company entered into two employment contracts, both for three years, whereas if the Company meets certain goals and criteria in the respective time periods, shares of its common stock will be issued to these employees.

Additionally, we received $61,750 from the exercise of 247,000 warrants.

Results of Operations for Guardian 8 Corporation for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase/ Decrease

Revenues	$-	$-	$-
Operating Expenses	1,487,827	477,410	1,010,417

Net (loss) from operations	(1,487,827)	(477,410)	(1,010,417)
Interest expense	(280,623)	(15,270)	263,353

Net (loss)	$(1,768,450)	$(492,680)	$(1,275,770)

Net (loss) per share	$(0.06)	$(0.02)	$(0.04)
Weighted average shares outstanding	28,482,977	27,029,330

We generated net losses of $1,768,450 and $492,680 for the years ended December 31, 2012 and 2011, respectively. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our ProV2 device of $480,150 and $35,793 for the years ended December 31, 2012 and 2011, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes. In June of 2009 through December 31, 2012, we raised $1,267,500 through the sale of our common stock, $61,750 from the exercise of 247,000 warrants in conjunction with notes payable, and an additional $879,500 through the issuance of notes payable.  As of December 31, 2012, our cash balance was $41,855. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the second quarter of 2013, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $480,150 and $35,793 for the years ended December 31, 2012 and 2011, respectively. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device.

Significant changes in the number of employees.

We are a development stage company and currently have only four full-time employees; our CEO/president, C. Stephen Cochennet, and three for Guardian 8 Corporation, Paul Hughes, Chief Operating Officer, Jose Rojas, Vice President of Customer Service, and Daniel Silva, Lead Engineer. We also have engaged an interim CFO, Kathleen Hanrahan, on a part-time basis. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We have entered into employment agreements with Mr. Cochennet, Ms. Hanrahan and the three employees of Guardian 8 Corporation. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2013.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	December 31, 2012	December 31, 2011

Current assets	$125,363	$260,035
Current liabilities	284,075	313,325
	$(158,712)	$(53,290)

Changes in cash flows are summarized as follows:

We had a net loss of $1,768,450 for the year ended December 31, 2012.  This loss was offset by non-cash items such as stock issued for services of $152,025, stock issued for compensation of $409,000, depreciation and amortization of $9,897, and the amortization of a discount on notes payable of $257,747.  We had cash used by the increase in prepaid expenses of $19,367, and cash provided by the increase in accounts payable and accrued expenses of $47,198 and the increase in accrued interest of $22,876.

We had cash used by investing activities of $91,215 for the year ended December 31, 2012 due to the purchase of property and equipment.

We had cash provided by financing activities of $826,250 for the year ended December 31, 2012.  This included proceeds from the sale of common stock of $202,000, proceeds from warrants exercised of $61,750, and proceeds from notes payable to related parties of $562,500.

We had a net loss of $492,680 for the year ended December 31, 2011.  This included non-cash items such as stock issued for services of $62,500, stock issued for compensation of $90,000, depreciation and amortization of $3,120 and the amortization of discounts on notes payable of $12,460.  We had cash used by an increase in prepaid expenses of $54,142, and by a decrease in accounts payable and accrued expenses of $2,570.  We had cash provided by an increase in accrued interest of $2,810.

We had cash used by investing activities of $23,433 for the year ended December 31, 2011, due to the purchase of the Company’s website.

We had cash provided by financing activities of $307,000 for the year ended December 31, 2011 due to proceeds from notes payable to related parties.

As a result, we are in immediate need for additional working capital and are forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing through either convertible or non-convertible notes payable, to the extent necessary to augment our working capital. We are also evaluating sources of inventory financing that may be available once orders for our product are received.

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

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2012 and 2011	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the period from June 8, 2009 (Inception) through December 31, 2012	F-3
Consolidated Statements of Stockholders’ (Deficit) for the Year Ended December 31, 2012 and 2011 and for the period from June 8, 2009 (Inception) through December 31, 2012	F-4
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the period from June 8, 2009 (Inception) through December 31, 2012	F-5
Notes to Consolidated Financial Statements	F-6

To the Board of Directors and Stockholders
Guardian 8 Holdings
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Guardian 8 Holdings as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from June 8, 2009 (inception) to December 31, 2012.  Guardian 8 Holdings’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian 8 Holdings as of December 31, 2012 and 2011 and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended and the period from June 8, 2009 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 27, 2013

Guardian 8 Holdings
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2012	2011

Assets:
Current assets:
Cash	$41,855	$195,894
Prepaid expenses	83,508	64,141
Total current assets	125,363	260,035

Property and equipment, net of accumulated depreciation of $918 and $0 as of December 31, 2012 and 2011	90,297	-

Website, net of accumulated amortization of $10,415 and $2,604 as of December 31, 2012 and 2011	13,019	20,830

Patent, net of accumulation amortization of $2,502 and $1,333 as of December 31, 2012 and 2011	7,883	9,052

Total assets	$236,562	$289,917

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$82,037	$34,840
Accrued interest	2,038	2,810
Notes payable, related party – net of discount of $0 and $31,325 as of December 31, 2012 and 2011, respectively	200,000	275,675
Total current liabilities	284,075	313,325

Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares Authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 30,874,508 at December 31, 2012 and 27,412,318 at December 31, 2011	30,874	27,412
Common stock owed but not issued: 1,225,994 and 0 at December 31,2012 and December 31, 2011	1,226	-
Paid in Capital	3,299,780	1,560,123
Deficit accumulated during development stage	(3,379,393)	(1,610,943)
Total shareholder’s equity	(47,513)	(23,408)

Total liabilities and shareholders’ equity	$236,562	$289,917

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Consolidated Statements of Operations

			For the period
	For the Years Ended		From June 8, 2009
			(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Depreciation and amortization	9,897	3,120	13,834
General and administrative expenses	1,477,930	474,290	2,765,051
Total operating expenses	1,487,827	477,410	2,778,885

Loss from operations	(1,487,827)	(477,410)	(2,778,885)

Other income (expense):
Interest expense	(280,623)	(15,270)	(295,893)

Loss before income tax	(1,768,450)	(492,680)	(3,074,778)

Provision for income tax expense	-	-	-

Net (loss)	$(1,768,450)	$(492,680)	$(3,074,778)

Net loss per share – basic and diluted	(0.06)	(0.02)

Weighted average shares outstanding	28,482,977	27,029,330

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Consolidated Statement of Shareholder’s Equity
For the period of June 8, 2009 (inception) to December 31, 2012

						Deficit
						Accumulated
			Common Stock			During
	Common Stock		Owed but Not Issued		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, June 8, 2009 (inception)	-	$-	-	$-	$-	$-	$-
Acquisition of patent	15,000,000	15,000	-	-	-	(304,615)	(289,615)
Stock sold @ $0.025	4,000,000	4,000	-	-	96,000	-	100,000
Stock issued for services @ $0.025	2,150,000	2,150	-	-	51,600	-	53,750
Stock issued for services @ $0.25	100,000	100	-	-	24,900	-	25,000
Net loss for the year	-	-	-	-	-	(229,705)	(229,705)
Balance, December 31, 2009	21,250,000	$21,250	-	-	$172,500	$(534,320)	$(340,570)

Stock issued for services @ $0.25	210,000	210	-	-	52,290	-	52,500
Stock issued for debt @ $0.25	463,000	463	-	-	115,287	-	115,750
Stock sold for @ $0.25	3,862,000	3,862	-	-	961,638	-	965,500
Stock issued to directors @ $0.25	255,000	255	-	-	63,495	-	63,750
Stock cancelled	(500,000)	(500)	-	-	500	-	-
Merger shares	1,262,318	1,262	-	-	(1,262)	-	-
Net loss for the year	-	-	-	-	-	(583,943)	(583,943)
Balance, December 31, 2010	26,802,318	$26,802	-	-	$1,364,448	$(1,118,263)	$272,987

Stock issued for board compensation @ $0.25	360,000	360	-	-	89,640	-	90,000
Stock issued for services @ $0.25	250,000	250	-	-	62,250	-	62,500
Discounts on notes payable	-	-	-	-	43,785	-	43,785
Net loss for the year	-	-	-	-	-	(492,680)	(492,680)
Balance, December 31, 2011	27,412,318	$27,412	-	-	$1,560,123	$(1,610,943)	$(23,408)

Common stock issued for compensation	330,000	330	800,000	800	407,870	-	409,000
Common stock issued for services	145,000	145	180,000	180	151,700	-	152,025
Common stock sold for cash	392,500	393	112,500	113	201,494	-	202,000
Exercise of warrants into common stock	247,000	247	-	-	61,503	-	61,750
Discounts on notes payable	-	-	-	-	226,422	-	226,422
Conversion of notes payable and interest into common stock	3,107,690	3,107	133,494	133	689,908	-	693,148
Common stock cancelled	(760,000)	(760)	-	-	760	-	-
Net loss for year	-	-	-	-	-	(1,768,450)	(1,768,450)
Balance, December 31, 2012	30,874,508	$30,874	1,225,994	$1,226	$3,299,780	$(3,379,393)	$(47,513)

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Consolidated Statement of Cash Flows

			For the period from
	For the Years ended		June 8, 2009 (inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Operating activities:
Net (loss)	$(1,768,450)	$(492,680)	$(3,074,778)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock issued for services	152,025	62,500	345,775
Stock issued for compensation	409,000	90,000	562,750
Depreciation and amortization	9,897	3,120	13,834
Amortization of discounts on note payable	257,747	12,460	270,207
Change in assets and liabilities-
Prepaid expenses	(19,367)	(54,142)	(83,508)
Accounts payable	47,198	(2,570)	82,037
Accrued interest	22,876	2,810	25,686
Due to related party	-	-	(184,250)
Cash provided by operating activities	(889,074)	(378,502)	(2,042,247)

Investing activities:
Purchase of property and equipment	(91,215)	-	(91,215)
Purchase of website	-	(23,433)	(23,433)
Cash used in investing activities	(91,215)	(23,433)	(114,648)

Financing activities:
Proceeds from common stock sales	202,000	-	1,267,500
Proceeds from warrant exercises	61,750	-	61,750
Proceeds from notes payable, related party	562,500	307,000	879,500
Payments on notes payable, related party	-	-	(10,000)
Cash used in financing activities	826,250	307,000	2,198,750

Increase in cash	(154,039)	(94,935)	41,855
Cash, beginning of year	195,894	290,829	-
Cash, end of year	$41,855	$195,894	$41,855

Supplemental cash flow information:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

Stock issued for services	$152,025	$62,500	$345,775
Shares issued for services	325,000	250,000	3,035,000

Stock issued for compensation	$409,000	$90,000	$562,750
Shares issued for compensation	1,130,000	360,000	1,745,000

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	-	-	463,000

Notes payable converted to common stock	$693,148	$-	$693,148
Shares issued for notes payable converted	3,241,184	-	3,241,184

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

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

Principles of Consolidation

For the years ended December 31, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

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

Revenue Recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months in service.  There were no revenues for the years ended December 31, 2012 and 2011 or from June 8, 2009 (inception) through December 31, 2012.

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

Research and Development Costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $480,150 and $35,793 for the years ended December 31, 2012 and 2011, respectively.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and equipment

Property and equipment are stated at cost.  Major improvements are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of respective assets are expensed.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling (will be depreciated once asset is placed in service)	5 years
Furniture and fixtures	5 years

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 9 for further details.

Impairment of Long-Lived Assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for years ended December 31, 2012 and 2011 or from June 8, 2009 (inception) through December 31, 2012.

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

Income Taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 10 for further details.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

NOTE 2 – GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  We have an accumulated deficit since inception of $3,379,393 as of December 31, 2012 and our current liabilities exceed our current assets by $158,712.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2012	2011

Tooling	$86,210	$0
Furniture and fixtures	5,005	0
	91,215	0
Less accumulated depreciation	918	0

	$90,297	$0

As of December 31, 2012, the Company has committed to future capital expenditures for tooling of approximately $108,766.  As of December 31, 2012, the tooling was not complete and the commitment has not been recorded as a liability.  $86,210 of the total commitment has been paid as of December 31, 2012 and is recorded as tooling on these financial statements.  No depreciation has been or will be recorded on the tooling asset until it is completed and put into service.  Depreciation and amortization expense were $9,897 and $3,120 for the years ended December 31, 2012 and 2011, respectively.  Amortization is related to the Company’s patent (as discussed in Note 5) and the Company’s website.

NOTE 4 – NOTES PAYABLE

In October of 2011, the Company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note was not secured and was convertible into common stock at $0.35 per share which was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the year ended December 31, 2012, an additional $14,246 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In April of 2012, as noted below in Note 6, this note and the related accrued interest were converted into shares of common stock at a rate of $0.35 per share.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 4 – NOTES PAYABLE (CONTINUED)

In December of 2011, the Company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes were not secured and were convertible into common stock at $0.20 per share.  The market value on the day the notes were executed was $0.105.  With the notes, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the year ended December 31, 2012, an additional $17,079 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In June of 2012, as noted below and in Note 6, all the notes except one ($25,000) and the related accrued interest were converted into shares of common stock at a rate of $0.20 per share.   The remaining note and related accrued interest were converted in August of 2012 at a rate of $0.20 per share.

During the year ended December 31, 2012, the Company received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, the Company issued 362,500 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  As noted below and in Note 6, all of the notes were converted to common stock in June of 2012.  $226,422 of the discount was amortized into interest expense during the year ended December 31, 2012 and the remaining discount was $0 as of December 31, 2012.

As noted above, during the year ended December 31, 2012, a total of $669,500 of notes payable and $23,648 of related accrued interest was converted into 3,241,184 shares of common stock. Of those shares, 133,494 had not yet been issued as of December 31, 2012 and are shown on these financial statements as common stock owed but not issues.

On November 12, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at a rate of 12% and is due on April 12, 2013.

On December 10, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on May 9, 2013.

On December 28, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on May 27, 2013.

Total interest expense and amortization of discount on notes payable was $280,623 and $15,270 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company has notes payable of $200,000 and related accrued interest of $2,038. All amounts are due within the next year.

NOTE 5 – PATENT

In June of 2009, concurrent with our incorporation, one of the Company’s officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 15,000,000 shares of the Company’s common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales.  The patent has been valued at $10,365 which is the historical cost. The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615. This amount was recorded as an increase in the deficit accumulated during development stage. The total cost of the patent is being amortized over the 20 year life of the patent. Amortization costs were $1,039 and $516 for the years ended December 31, 2012 and 2011, respectively.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 6– STOCKHOLDERS’ EQUITY

In June of 2009, concurrent with our incorporation, one of the Company’s officers and directors, agreed to transfer all rights, title and interest in the patent he held in the personal security device in exchange for 15,000,000 shares of the Company’s common stock and $300,000.  During the year ended December 31, 2010, 500,000 shares were returned for cancellation for no consideration.

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

During the year ended December 31, 2010 we offered two Private Placement Memorandums for the sale of common stock at $0.25 per share.  In accordance with the first offering, we sold 2,462,000 shares of common stock for $615,500.  In accordance with the second offering, we sold 1,400,000 shares of common stock for $350,000.

During the year ended December 31, 2010, 255,000 shares were issued to the directors for compensation.  Those shares were valued at $0.25 and $63,750 was expensed.

Effective November 30, 2010, we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company with its common stock registered with the United States Securities and Exchange Commission under section 12g.  We merged into a newly formed wholly owned subsidiary of Global Risk, with the Company being the surviving corporation.  As part of this merger, there were 1,262,318 shares of common stock issued.  Post merger, Global Risk changed its name to Guardian 8 Holdings.

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

During the year ended December 31, 2012, the Company authorized a total of 1,130,000 shares of common stock for compensation.  180,000 shares were issued to the board of directors, at the market price of $0.40, for a total expense of $72,000.  150,000 were issued to an employee, at the market price of $0.20, for a total expense of $30,000.  500,000 shares were authorized as a bonus to an officer/board member.  These shares were valued at the market price of $0.35 for a total expense of $175,000.  The final 300,000 shares are discussed in the next paragraph.  As of December 31, 2012, 500,000 shares had not been issued and are shown in these financial statements as common stock owed but not issued.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 6– STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2012, the Company agreed to issue 300,000 shares of common stock in relation to compensation for a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of December 31, 2012, $88,000 had been expensed and $44,000 remained in prepaid assets.  As of December 31, 2012, these shares have not yet been issued and are shown in these financial statements as common stock owed but not issued.

During the year ended December 31, 2012, the Company authorized the issuance of 325,000 shares of common stock in exchange for services.  The shares were valued at the market price at the date of authorization for a total expense of $152,025.  As of December 31, 2012, 145,000 of these shares had been issued and 180,000 had not been issued and are shown in these financial statements as common stock owed but not issued.

During the year ended December 31, 2012, the Company agreed to sell 505,000 shares of common stock for total proceeds of $202,000.  The shares were sold for $0.40 each and came with two warrants.  The Class A warrants have an exercise price of $0.55 and a term of three years.  The Class B warrants have an exercise price of $0.75 and a term of five years.  392,500 of the shares sold were issued as of December 31, 2012 and 112,500 have not been issued, and are shown in these financial statements as common stock owed but not issued.

During the year ended December 31, 2012, the Company received $61,750 for the exercise of 247,000 warrants at $0.25 each.

During the year ended December 31, 2012, the Company converted $669,500 of notes payable and $23,648 of related accrued interest into 3,241,184 shares of common stock.  3,107,690 of these shares had been issued as of December 31, 2012, and 133,494 have not been issued and are shown in these financial statements as common stock owed but not issued.

During the year ended December 31, 2012, the Company reached a settlement with a former contractor, whereby the contractor surrendered 700,000 shares of common stock for cancellation.  The Contractor had received the shares in prior periods for services to be rendered.  The Company felt that the services had not been rendered and the settlement was reached.  The Company has cancelled the shares.

During the year ended December 31, 2012, the Company issued 60,000 shares to a consultant.  These shares were issued in error and subsequently cancelled.

As of December 31, 2012, there were 30,874,508 common shares issued and outstanding, 1,225,994 common shares owed but not issued, and no preferred shares issued.

NOTE 7 – OPTIONS AND WARRANTS

Options

As of December 31, 2012 and 2011, there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants in conjunction with notes payable to purchase common stock.  All have a term of three years. 100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $0.25.  See Note 6 for further details.

During the year ended December 31, 2012, the Company issued 1,372,500 warrants to purchase common stock. The warrants were issued relating to notes payable proceeds and the sale of common stock as noted in Notes 4 and 6. All have a term between three and five years and a strike price of $0.25 to $0.75.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 7 – OPTIONS AND WARRANTS (CONTINUED)

A summary of stock options and warrants as of December 31, 2011 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at 1/1/11	-	$-	-	$-
Granted	-	-	307,000	0.28
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at 12/31/11	-	$-	307,000	$0.28
Granted	-	-	1,372,500	0.54
Cancelled	-	-	-	-
Exercised	-	-	(247,000)	0.25
Outstanding at 12/31/12	-	$-	1,432,500	$0.53
Vested as of 12/31/12	-	$-	1,432,500	$0.53

NOTE 8 – LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

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

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January of 2012 to March of 2014 at a rate of $1,907 per month. Future minimum payments as of December 31, 2012 under this lease are $22,884 for 2013, and $4,174 for 2014.

Rent expense was $24,468 and $2,250 for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, a former officer was paid $12,500 for consulting services.

During the year ended December 31, 2011, the Company issued 140,000 shares, valued at $35,000, to a director for legal services.  During the year ended December 31, 2012, the Company issued 60,000 shares, valued at $29,400, to a former director for consulting services.

During the years ended December 31, 2012 and 2011, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 4 for further details.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENTS

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of December 31, 2012 or 2011; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$195,894	$-	$-	$195,894
Accounts payable	-	34,840	-	34,840
Accrued interest	-	2,810	-	2,810
Note Payable	-	275,675	-	275,675

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$41,855	$-	$-	$41,855
Accounts payable and accrued expenses	-	82,037	-	82,037
Accrued interest	-	2,038	-	2,038
Note payable	-	200,000	-	200,000

NOTE 10 – INCOME TAXES

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

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 10 – INCOME TAXES (CONTINUED)

The Company’s operations for the years ended December 31, 2012 and 2011 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The provision for income taxes for the years ended December 31, 2012 and 2011 consists of the following:

	12-31-2012	12-31-2011
Current tax	$-	$-
Benefits of deferred tax assets	535,995	115,074
Change in valuation allowance	(535,995)	(115,074)
Provision for income tax expense	$-	$-

As of December 31, 2012 and 2011, the Company has net operating loss carry-forwards which may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

Below is a summary of deferred tax asset calculations as of December 31, 2012 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$2,408,446	$818,871
Research credit		69,986
Valuation allowance		(888,858)
Deferred tax asset		$-

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

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2012.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

NOTE 11 – EMPLOYMENT CONTRACTS

The Company entered into a three year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.

The Company entered into a three year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.

Guardian 8 Holdings
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

In January 2013, the Company received a deposit of $1,308 on a $10,000 sales order to be delivered in the second quarter of 2013.

On January 23, 2013, the Company authorized the issuance of 150,000 shares of common stock for services.

On January 23, 2013, the Company conducted the third and final closing under a private placement offering, selling 112,500 units for $45,000.

In February of 2013, the Company entered into two consulting agreements with consultants assisting it with sourcing government grant funds. The terms of the agreements run for six months and the Company has agreed to pay one of the consultants $25,000 for their services. Further, the other consultant has agreed to purchase $25,000 of the Company’s shares of our common stock on a monthly basis during the six month term at $0.40 per share. On March 4, 2013, the Company sold 10,000 shares of restricted common stock for $4,000 to this consultant. These shares were issued in March of 2013.

On March 1, 2013, the Company entered into a one year agreement with Kraves PR to assist with public relations as the Company moves into scaled production and distribution.  The contract will be executed on a project by project basis, beginning with media assistance at the upcoming industry conference in April 2013.  All monies paid under this contract will be classified in sales, general and administrative expenses as a marketing expenditure.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president. The CEO/president has the ability to earn shares of common stock over the term of the agreement, which terminates on March 31, 2014. The Company reserved 750,000 shares of its common stock as required by the agreement.

On March 4, 2013, the Company amended the agreement with its interim CFO. The CFO has the ability to earn shares of common stock over the term of the agreement, which terminates on March 31, 2014. The Company reserved 416,250 shares of its common stock as required by the agreement.

Through March 6, 2013, the Company received $200,000 from related parties in the form of 90 day unsecured promissory notes.  The notes bear interest at 12% per year.

Effective March 11, 2013, the Company entered into a three year contact with its Lead Engineer.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Lead Engineer, all of which are prescribed in the agreement.  The Company reserved 240,000 shares of its common stock as required by the agreement.

On March 19, 2013, the Company conducted the first closing under a private placement offering selling 750,000 units for $300,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  As of the date of this report the shares had not been issued. In connection with the sale of these units, the Company paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $39,000 and is obligated to issue 112,500 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $30,879 of expenses associated with this offering, for a net amount of $230,121.

On March 26, 2013, the Company received $50,000 from a director, Corey Lambrecht, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on June 24, 2013.

Subsequent to year end, the Company has issued 1,130,000 shares of common stock, of which 980,000 were owed but not issued as of December 31, 2012, which have been included in the 1,225,994 owed but not issued as of December 31, 2012 in Note 6.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

On March 25, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on March 28, 2013 until May 27, 2013.

On March 26, 2013, we received $50,000 from a director, Corey Lambrecht, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on June 24, 2013. A copy of the note is attached hereto as Exhibit 10.15.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Title(s)	Board Committee(s)(1)
Steve Cochennet	56	CEO/President, Secretary, Treasurer and Chairman of the Board	Executive
Paul Hughes	45	Chief Operating Officer for Guardian 8 Corporation	None
Kathleen Hanrahan	49	Interim Chief Financial Officer and Director	GCNC
James G. Miller	64	Director	Executive, Audit (Chairman)
Kyle Edwards	60	Director	GCNC (Chairman)
Corey Lambrecht	43	Director	GCNC
Jim Nolton	51	Director	Audit

(1)
 “Executive” means the Executive Committee of the Board of Directors. “GCNC” means the Governance, Compensation and Nominating Committee of the Board of Directors. “Audit” means the Audit Committee of the Board of Directors.

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

James G. Miller is a Director and founder of the Company. Mr. Miller retired in 2002 as Chief Executive of Utilicorp United’s business unit responsible for the Company’s electric generation, and electric and natural gas transmission and distribution assets serving 1.3 million customers in seven mid-continent states. He joined Utilicorp in 1989 and served as President of Michigan Gas Utilities until 1991, and then served as President of Utilicorp's WestPlains Energy division from 1991 to 1994.  Before joining Utilicorp as part of the acquisition of Michigan Gas Utilities, he served as that Company’s President from 1983 to 1989. Miller has served on Boards of Directors of Corporations listed on the NYSE, NASDAQ and the Australian Stock Exchange. Current business activities include ownership of retail, real estate and ranch businesses, and equity investments in several start-up companies.  Mr. Miller currently serves as Board Chair of The Nature Conservancy, Missouri Chapter, for which he has been a Board member for the past 12 years. He also serves as a director, trustee or member of several community and charitable organizations.  Miller holds a BS degree in electrical engineering and a MBA in management from the University of Wisconsin.

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

Key employees of Guardian 8 Corporation

In addition to Mr. Hughes, described above, we have two additional key employees for Guardian 8 Corporation as follows:

Jose Rojas, Vice President of Customer Service, served as Vice President of Customer and Technical Support for TASER® International, Inc., a publicly traded corporation from December of 2007 through February of 2012. While at TASER® International, he also held the positions of Manager of Customer and Technical Support as well as Service and Sales Representative from May 2002 through December 2007. Prior to his ten year tenure at TASER® International, from March 2000 through May 2002, Mr. Rojas held the positions of Customer Fulfillment Manager at HEI Inc. Mexico Division and Senior Customer Support Representative (2001-2002) at the High Density Interconnect Division. HEI Inc. is a publicly traded Contract Manufacturer specializing in Electronic Manufacturing Services (EMS). Mr. Rojas holds a Bachelor of Science and Business Administration degree in Operations Management from the University of Arizona.

Daniel Silva, Lead Engineer, served as Senior Hardware Engineer for Mitel Networks, a private company located in Chandler, Arizona, from 2008 until joining Guardian 8 Corporation. From 2007 through 2008, Mr. Silva was the Senior Hardware Engineer at InPlay Technologies Inc. Further, from 2005 through 2007, Mr. Silva serviced as the Senior Hardware Engineer – Contractor for Computer Telephony Solutions, Inc. in Tempe, Arizona. Mr. Silva holds a Bachelor of Science in Electrical Engineering Technology from DeVry University.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an executive committee, an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

On April 20, 2012, we established and appointed initial members to the audit committee of our board of directors. Mr. Miller is the chairman and Mr. Nolton serves as the other member of the committee.  Currently, none of the members of the audit committee are, or have been, our officers or employees, and each member qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.  The board of directors has determined that Mr. Miller is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

The audit committee has the sole authority to appoint and, when deemed appropriate, replace our independent registered public accounting firm, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firm. The audit committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent registered public accounting firm; to review and approve the scope and results of the annual audit; to review and discuss with management and the independent registered public accounting firm the content of our financial statements prior to the filing of our quarterly reports and annual reports; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting policies; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Ms. Hanrahan and Messrs. Edwards and Lambrecht.  Mr. Edwards serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans. The governance, compensation and nominating committee held three meetings during fiscal 2012.

Executive Committee

The executive committee, which is currently comprised of Messrs. Cochennet and Miller, was formed for the purpose to function when the board of directors is not in session or to function in the capacity of the Company’s executive officer if such officer shall have resigned or be deemed unable to render service to the Company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each of our subsidiaries. Our Code of Ethics was filed as Exhibit 99.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 which was filed on March 28, 2012. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact C. Stephen Cochennet at 913-317-8887 to request a copy of the Code or send your request to Guardian 8 Holdings, Attn: C. Stephen Cochennet, 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

During fiscal 2012 we issued shares of our common stock to compensate our officers and directors for services rendered on our behalf and intend to issue additional shares of common stock in the future as part of our compensation package for our officers and directors.

The following table sets forth summary compensation information for the years ended December 31, 2012 and 2012 for our chief executive officer, interim chief financial officer and chief operating officer of Guardian 8 Corporation. We did not have any other executive officers as of the end of fiscal 2012 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

C. Stephen Cochennet	2012	$0	$175,000	(1)	-	-		$175,000
President, Chief Executive Officer	2011	$0	-		-	-		$0

Kathleen Hanrahan	2012	$0	-		-	$132,000	(2)	$132,000
Interim Chief Financial Officer	2011	$0	-		-	-		0

Paul Hughes(3)	2012	$118,500	$30,000	(4)	-	-		$118,500
Chief Operating Officer	2011	$27,000	$10,000	(5)	-	$51,000	(6)	$88,000
Guardian 8 Corporation

(1)	Represents fair value of 500,000 shares authorized for issuance to Mr. Cochennet on December 31, 2012 as a bonus for his services as the CEO. These shares were issued in January of 2013.
(2)
Represents fair value of 300,000 shares authorized for issuance to Ms. Hanrahan on December 31, 2012 pursuant to the terms of her interim chief financial officer agreement. These shares were issued in January of 2013.

(3)
Mr. Hughes served as a consultant for Guardian 8 Corporation from October of 2010 to December of 2011. Effective December 1, 2011, Guardian 8 Corporation hired Mr. Hughes as its Vice President of Operations and Security Sales Manager and on October 1, 2012, Mr. Hughes became the Chief Operating Officer of Guardian 8 Corporation.

(4)	Represents fair value of 150,000 shares issued to Mr. Hughes in March of 2012 as a bonus for his services.
(5)	Represents bonus earned by Mr. Hughes when he was a consultant for his assistance with Guardian 8’s receipt of the ASIS Accolade. $5,000 of this bonus was paid in 2011.
(6)	Represents consulting fees paid to Mr. Hughes for the period from January 1 through November 30, 2011.

Executive Employment Agreements

CEO Employment Agreement

On March 4, 2013, the Registrant entered into an employment agreement with C. Stephen Cochennet, the Registrant’s chief executive officer and president. Mr. Cochennet’s employment agreement was approved by the governance, compensation and nominating committee of the board of directors of the Registrant.

In general, Mr. Cochennet’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance, director and officer insurance, and a $1,500 per month insurance allowance to offset the cost of privately purchased medical insurance until such time as the Registrant obtains a group medical insurance program.

The original term of Mr. Cochennet’s employment agreement runs from January 1, 2013 until March 31, 2014.

Mr. Cochennet’s employment agreement provides for an initial annual base salary of $250,000, which may be adjusted by the governance, compensation and nominating committee or the board of directors of the Registrant. This base salary shall accrue from January 1, 2013 until the Registrant completes a financing raising a minimum of $2.0 million in gross funds.

In addition, Mr. Cochennet is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Registrant’s board of directors or governance, compensation and nominating committee thereof.

Further, the Registrant granted Mr. Cochennet the opportunity to receive 750,000 shares of the Registrant’s common stock under the employment agreement. These shares vest, assuming Mr. Cochennet remains employed by the Registrant, based on the following schedule: 150,000 shares on March 31, 2013; 150,000 shares on June 30, 2013; 150,000 shares on September 30, 2013; 150,000 shares on December 31, 2013; and 150,000 shares on March 31, 2014.

In the event of a termination of employment with the Registrant by the Registrant without “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Cochennet, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 12-months base salary, payable in accordance with the Registrant’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Cochennet’s employment with the Registrant by reason of change in control (as defined in the employment agreement), Mr. Cochennet, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) during such unexpired term of the employment agreement, or for 12-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

If the event of a termination of Mr. Cochennet’s employment by the Registrant for “cause” (as defined in the employment agreement), Mr. Cochennet would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Cochennet’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.3.

Amendment to CFO Agreement

Effective March 4, 2013, the Registrant entered into Amendment No. 1 to the Non-Employee Interim Chief Financial Officer Engagement Agreement with Kathleen Hanrahan.

The amendment extended the term of Ms. Hanrahan’s engagement agreement until March 31, 2014. Further, the engagement agreement provides for compensation to Ms. Hanrahan of 416,250 shares of the Registrant’s common stock, which shall vest and be issued upon the earlier of (i) in quarterly installments as follows: 104,000 shares on June 30, 2013; 104,000 shares on September 30, 2013; 104,000 shares on December 31, 2013; and 104,250 on March 31, 2014, or (ii) when the Company hires a full time replacement chief financial officer. Further, the Registrant shall pay Ms. Hanrahan a base monthly retainer of $3,000.  Such monthly retainer shall accrue from January 1, 2013 until the Registrant completes a financing raising a minimum of $2.0 million in gross funds.

A copy of the amendment to Ms. Hanrahan’s agreement was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.4.

Amendment and Restatement of Hughes Employment Agreement

Effective October 1, 2012, Guardian 8 Corporation (“G8”), the wholly owned operating subsidiary of the Registrant, amended and restated the employment agreement with Paul Hughes to act as G8’s Chief Operating Officer. Mr. Hughes’ amended and restated employment agreement was approved by the board of directors of G8 and the Registrant.

In general, Mr. Hughes’ amended and restated employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance, and a $500 per month insurance allowance to offset the cost of privately purchased medical insurance until such time as the Registrant obtains a group medical insurance program.

The term of Mr. Hughes’ amended and restated employment agreement runs from October 1, 2012 until September 30, 2015.

Mr. Hughes’ amended and restated employment agreement provides for an initial annual base salary of $150,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Hughes is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors.

Further, the Registrant granted Mr. Hughes the opportunity to receive up to 650,000 shares of the Registrant’s common stock under the amended and restated employment agreement. Up to 100,000 shares shall vest upon successful completion of an equity capital raise netting the Registrant a minimum of $1.8 million dollars. Up to an additional 100,000 shares shall vest upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. In addition, up to 150,000 shares shall vest on September 30, 2013 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. Further, up to 150,000 shares shall vest on September 30, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement.  Finally, up to 150,000 shares shall vest on September 30, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” (as defined in the employment agreement), Mr. Hughes would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 12-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Hughes, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Hughes was employed under the terms of the amended and restated employment agreement, with a maximum payment of twelve months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Hughes’ employment with G8 by reason of change in control (as defined in the employment agreement), Mr. Hughes, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

If the event of a termination of Mr. Hughes’ employment by G8 for “cause” (as defined in the employment agreement), Mr. Hughes would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Hughes’ amended and restated employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.5.

Rojas Employment Agreement

Effective October 1, 2012, G8 entered into an employment agreement with Jose Rojas to act as G8’s Vice President of Customer Services. Mr. Rojas’ employment agreement was approved by the board of directors of G8 and the Registrant.

In general, Mr. Rojas’ employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance, director and officer insurance, and a $500 per month insurance allowance to offset the cost of privately purchased medical insurance until such time as the Registrant obtains a group medical insurance program.

The original term of Mr. Rojas’ employment agreement runs from October 1, 2012 until September 30, 2015.

Mr. Rojas’ employment agreement provides for an initial annual base salary of $96,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Rojas is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors.

Further, the Registrant granted Mr. Rojas the opportunity to receive up to 288,000 shares of the Registrant’s common stock under the amended and restated employment agreement. Up to 96,000 shares shall vest on September 30, 2013 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. In addition, up to 96,000 shares shall vest on September 30, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. Further, up to 96,000 shares shall vest on September 30, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” (as defined in the employment agreement), Mr. Rojas would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 6-months base salary, payable in accordance with the Registrant’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Rojas, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Rojas was employed under the terms of the employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Rojas’ employment with G8 by reason of change in control (as defined in the employment agreement), Mr. Rojas, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

If the event of a termination of Mr. Rojas’ employment by G8 for “cause” (as defined in the employment agreement), Mr. Rojas would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Rojas’ employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.6.

Silva Employment Agreement

Effective March 11, 2013, G8 entered into an employment agreement with Daniel Silva to act as G8’s Lead Engineer. Mr. Silva’s employment agreement was approved by the board of directors of G8 and the Registrant.

In general, Mr. Silva’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance, director and officer insurance, and a $500 per month insurance allowance to offset the cost of privately purchased medical insurance until such time as the Registrant obtains a group medical insurance program.

The original term of Mr. Silva’s employment agreement runs from March 11, 2013 until March 30, 2016.

Mr. Silva’s employment agreement provides for an initial annual base salary of $80,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Silva is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors.

Further, the Registrant granted Mr. Silva the opportunity to receive up to 240,000 shares of the Registrant’s common stock under the amended and restated employment agreement. Up to 80,000 shares shall vest on March 30, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. In addition, up to 80,000 shares shall vest on March 30, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. Further, up to 80,000 shares shall vest on March 30, 2016 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” (as defined in the employment agreement), Mr. Silva would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 6-months base salary, payable in accordance with the Registrant’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Silva, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Silva was employed under the terms of the employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Silva’s employment with G8 by reason of change in control (as defined in the employment agreement), Mr. Silva, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

If the event of a termination of Mr. Silva’s employment by G8 for “cause” (as defined in the employment agreement), Mr. Silva would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Silva’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.7.

Potential Payments Upon Termination or Change in Control

As described above, we have entered into employment agreements with our chief executive officer and three employees of Guardian 8 Corporation. These employment agreements allow each employee to resign upon a change in control or business combination.

For purposes of the employment agreements, a change in control or business combination is defined as:

(i)
The sale, lease, exchange or other transfer, directly or indirectly of all or substantially all of the assets of the Company (in one transaction or in a series of related transactions) to a person or entity that is not controlled by the Company;

(ii)	The approval by the Board of Directors of the Company of any plan or proposal for the liquidation or dissolution of the Company; or

(iii)	The Board of Directors cease for any reason, to constitute at least majority of the Company’s voting authority.

Grants of Plan-Based Awards in Fiscal 2012

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2012.

Option Exercises for 2012

There were no options issued or exercised by our named executive officer in fiscal 2012.

Director Compensation

The following table sets forth summary compensation information for the year ended December 31, 2012 for each of our directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
C. Stephen Cochennet	$-	$-	$-	$-	$-

James G. Miller	$-	$-	$-	$-	$-

Kyle Edwards	$-	$-	$-	$-	$-

Kathleen Hanrahan(1)	$-	$24,000	$-	$-	$24,000

Corey Lambrecht(1)	$-	$24,000	$-	$-	$24,000

Jim Nolton(1)	$-	$24,000	$-	$-	$24,000

(1)	In January of 2012, Ms. Hanrahan and Messrs. Lambrecht and Nolton were each issued 60,000 shares of our common stock valued at $0.40 per share for 2012 director services.

Directors generally receive equity compensation of 60,000 restricted shares of common stock per year of service. Further, directors who are not employees are reimbursed for travel and other expenses if required. We did not issue director shares to Messrs. Cochennet, Miller or Edwards for fiscal 2012. We anticipate issuing shares to them, along with shares to our other directors, following our next annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock as of March 19, 2012, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 32,229,508 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 19, 2012 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)(3)
C. Stephen Cochennet, CEO/President and Director	6,100,999	(4)	18.7%
Kathleen Hanrahan, Interim CFO and Director	370,000		1.1%
James G. Miller, Director	2,129,555	(5)	6.6%
Kyle Edwards, Director	526,336	(6)	1.6%
Jim Nolton, Director	335,479	(7)	1.0%
Corey Lambrecht, Director	153,884		0.5%
Paul Hughes, Chief Operating Officer Guardian 8 Corporation	348,660	(8)	1.0%
Jose Rojas, VP Customer Service Guardian 8 Corporation	-		-
Daniel Silva, Lead Engineer Guardian 8 Corporation	-		-

Directors and Officers as a Group	9,964,913		30.2%

Name and Address of Beneficial Owners
James D. Loeffelbein (“Loeffelbein”) Enutroff, LLC (“Enutroff”) 10380 W. 179th Street Bucyrus, Kansas 66213	2,197,307	(9)	6.8%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of us at 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Based upon 32,229,508 shares of common stock outstanding as of March 20, 2013.
(4)
Includes (i) 100,000 warrants to purchase shares of common stock exercisable at $0.35 per share through October 12, 2014, (ii) 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through August 28, 2015, (iii) 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through August 28, 2017, and (iv) 150,000 shares of common stock which vest on March 31, 2013 pursuant to Mr. Cochennet’s employment agreement.

(5)
Includes 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through November 14, 2015 and 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through November 14, 2017.

(6)
Includes 105,425 shares held by Edwards Group Int’l LLC (“EGI”), which Mr. Edwards has beneficial ownership and control over, and 20,000 warrants held by EGI to purchase shares of common stock at the price of $0.25 per share through January 11, 2015.

(7)
Includes 20,000 warrants to purchase shares of common stock at the price of $0.25 per share through January 11, 2015, 50,000 warrants to purchase shares of common stock exercisable at $0.55 per share through November 6, 2015 and 50,000 warrants to purchase shares of common stock exercisable at $0.75 per share through November 6, 2017.

(8)	Includes 145,000 shares acquirable under terms of Mr. Hughes’ employment agreement.
(9)
Based on a Schedule 13G filed with the SEC on September 13, 2012 by Loeffelbein, managing member and owner of Enutroff, and Enutroff. Enutroff has shared power voting and dispositive power for 1,906,582 shares. Loeffelbein has the sole voting and dispositive power for 290,725 shares and the shared voting and dispositive power for 1,906,582 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2012 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($2,632); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the year ended December 31, 2012, we received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes were not secured and were convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, we issued 362,500 warrants to purchase our common shares. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  All of the notes were converted to common stock in June of 2012.  $226,422 of the discount was amortized into interest expense during the year ended December 31, 2012 and the remaining discount was $0 as of December 31, 2012.

On November 12, 2012, we received a note payable from our CEO/president in the amount of $100,000. The note is unsecured, bears interest at a rate of 12% and is due on April 12, 2013.

On December 10, 2012, we received a note payable from our CEO/president in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on May 9, 2013.

On December 28, 2012, we received a note payable from our CEO/president in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on March 28, 2013.

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

Director Independence

Our board of directors has affirmatively determined that Messrs. Miller, Edwards, Lambrecht and Nolton are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Item 14. Principal Accounting Fees and Services.

Weaver Martin & Samyn, LLC served as our principal independent public accountants for fiscal 2012 and 2011, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by Weaver Martin & Samyn, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2012	2011

(1) Audit Fees(1)	$27,500	$28,500
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	2,500	2,500
(4) All Other Fees
Total fees paid or accrued to our principal accountant	$30,000	$31,000

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

AUDIT COMMITTEE AND INDEPENDENT PUBLIC ACCOUNTANTS

Qualification of Audit Committee Members

Our Audit Committee consists of two independent directors, each of whom has been selected for membership on the Audit Committee by the Board of Directors based on the Board’s determination that he is fully qualified to oversee our internal audit function, assess and select independent auditors, and oversee our financial reporting processes and overall risk management. The Audit Committee has the authority to seek advice and assistance from outside legal, accounting or other advisors and exercises such authority as it deems necessary.

Through a range of education, experiences in business and executive leadership and service on the boards of directors, and through experience on our Board of Directors and Audit Committee, each member of the Committee has an understanding of generally accepted accounting principles and has experience in evaluating the financial performance of public companies. Moreover, the Audit Committee members have gained valuable special knowledge of our financial condition and performance. The Board has determined that James Miller is a “financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

Report Of The Audit Committee Of The Board

Our Audit Committee submits the following report:

The Audit Committee retains and oversees the Company’s independent registered public accountants, discusses and reviews with management accounting policies and financial statements, evaluates external and internal audit performance, investigates complaints and other allegations of fraud or misconduct by the Company’s management and employees and evaluates policies and procedures. The Audit Committee operates under a written charter adopted by the Board. The remainder of this report relates to certain actions taken by the Audit Committee in fulfilling its roles as they relate to ascertaining the independence of our registered public accountants and recommending the inclusion of the Company’s financial statements in its annual report.

During fiscal 2012, the Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee also met periodically with the independent registered public accounting firm to discuss the results of their examinations, the overall quality of the Company’s financial reporting and their evaluations of its internal controls.

The Audit Committee of the Board has received from Weaver Martin & Samyn, LLC, the Company’s independent registered public accounting firm, written disclosures and the letter required by the Independence Standards Board's Standard No. 1, “Independence Discussions with Audit Committees,” that discloses all relationships between the Company and Weaver Martin & Samyn that may be thought to bear on the independence of Weaver Martin & Samyn from the Company. The Audit Committee has discussed with Weaver Martin & Samyn the contents of the written disclosure and letter as well as the matters required to be discussed by Statement on Auditing Standards No. 114. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2012, with the Company’s management, which has primary responsibility for the financial statements.

In addition, the Audit Committee has received the written disclosures and the letter from Weaver Martin & Samyn required by relevant professional and regulatory standards and has discussed with Weaver Martin & Samyn its independence from the Company and its management. In concluding that Weaver Martin & Samyn is independent, the Audit Committee considered, among other factors, whether the non-audit services provided by the firm were compatible with its independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Company’s audited financial statements be included in its annual report on Form 10-K for the fiscal year ended December 31, 2012.

The foregoing report is furnished by the Audit Committee of the Board.

James G. Miller (Chairman)
Jim Nolton

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)

10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: March 27, 2013	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet
C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	March 27, 2013

/s/ Kathleen Hanrahan
Kathleen Hanrahan	Interim Chief Financial Officer (Principal Financial Officer), Director	March 27, 2013

/s/ James G. Miller
James G. Miller	Director	March 27, 2013

/s/ Kyle Edwards
Kyle Edwards	Director	March 27, 2013

/s/ Jim Nolton
Jim Nolton	Director	March 27, 2013

/s/ Corey Lambrecht
Corey Lambrecht	Director	March 27, 2013