Form 10-Q
period 2013-03-31
Guardian 8 Holdings
filed 2013-05-15
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15230 N. 75th Street Suite 1002 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2013, was 34,187,202, including 625,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS (A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
		(Audited)
Assets

Current assets:
Cash	$246,699	$41,855
Prepaid expenses	54,141	83,508
Deposits on inventory	43,136	-
Inventory	700	-
Total current assets	344,676	125,363

Fixed assets, net of accumulated depreciation of $1,660 and $918 as of March 31, 2013 and December 31, 2012	100,769	90,297

Website, net of accumulated amortization of $12,368 and $10,415 as of March 31, 2013 and December 31, 2012	11,066	13,019

Patent, net of accumulation amortization of $2,631 and $2,502 as of March 31, 2013 and December 31, 2012	17,226	7,883

Total assets	$473,737	$236,562

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$106,652	$82,037
Accrued payroll expense	79,873	-
Accrued interest, related parties	10,438	2,038
Customer deposits	1,308	-
Notes payable, related party	450,000	200,000
Total current liabilities	648,271	284,075

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 33,123,002 and 30,874,508 At March 31, 2013 and December 31, 2012, respectively	33,123	30,874
Common stock owed but not issued: 239,200 and 1,225,994 at March 31, 2013 and December 31, 2012	239	1,226
Paid in Capital	3,751,361	3,299,780
Deficit accumulated during the development stage	(3,959,257)	(3,379,393)
Total stockholders’ deficit	(174,534)	(47,513)

Total liabilities and stockholders’ deficit	$473,737	$236,562

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Expenses:
Depreciation and Amortization	2,825	2,249	16,659
General and administrative expenses	568,639	422,120	3,333,690
	571,464	424,369	3,350,349

Loss from operations	(571,464)	(424,369)	(3,350,349)

Other income (expense):
Interest expense	(8,400)	(53,479)	(304,293)
Interest income	-	-	-
	(8,400)	(53,479)	(304,293)

Loss before income tax	(579,864)	(477,848)	(3,654,642)

Provision for income tax expense	-	-	-

Net loss	$(579,864)	$(477,848)	$(3,654,642)

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.02)

Weighted average shares outstanding	32,026,224	27,570,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Condensed Consolidated Statement of Shareholder’s Equity
For the period of June 8, 2009 (inception) to December 31, 2012

						Deficit
						Accumulated
			Common Stock			During
	Common Stock		Owed but Not Issued		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, June 8, 2009 (inception)	-	$-	-	$-	$-	$-	$-
Acquisition of patent	15,000,000	15,000	-	-	-	(304,615)	(289,615)
Stock sold @ $0.025	4,000,000	4,000	-	-	96,000	-	100,000
Stock issued for services @ $0.025	2,150,000	2,150	-	-	51,600	-	53,750
Stock issued for services @ $0.25	100,000	100	-	-	24,900	-	25,000
Net loss for the year	-	-	-	-	-	(229,705)	(229,705)
Balance, December 31, 2009	21,250,000	$21,250	-	-	$172,500	$(534,320)	$(340,570)

Stock issued for services @ $0.25	210,000	210	-	-	52,290	-	52,500
Stock issued for debt @ $0.25	463,000	463	-	-	115,287	-	115,750
Stock sold for @ $0.25	3,862,000	3,862	-	-	961,638	-	965,500
Stock issued to directors @ $0.25	255,000	255	-	-	63,495	-	63,750
Stock cancelled	(500,000)	(500)	-	-	500	-	-
Merger shares	1,262,318	1,262	-	-	(1,262)	-	-
Net loss for the year	-	-	-	-	-	(583,943)	(583,943)
Balance, December 31, 2010	26,802,318	$26,802	-	-	$1,364,448	$(1,118,263)	$272,987

Stock issued for board compensation @ $0.25	360,000	360	-	-	89,640	-	90,000
Stock issued for services @ $0.25	250,000	250	-	-	62,250	-	62,500
Discounts on notes payable	-	-	-	-	43,785	-	43,785
Net loss for the year	-	-	-	-	-	(492,680)	(492,680)
Balance, December 31, 2011	27,412,318	$27,412	-	-	$1,560,123	$(1,610,943)	$(23,408)

Common stock issued for compensation	330,000	330	800,000	800	407,870	-	409,000
Common stock issued for services	145,000	145	180,000	180	151,700	-	152,025
Common stock sold for cash	392,500	393	112,500	113	201,494	-	202,000
Exercise of warrants into common stock	247,000	247	-	-	61,503	-	61,750
Discounts on notes payable	-	-	-	-	226,422	-	226,422
Conversion of notes payable and interest into common stock	3,107,690	3,107	133,494	133	689,908	-	693,148
Common stock cancelled	(760,000)	(760)	-	-	760	-	-
Net loss for year	-	-	-	-	-	(1,768,450)	(1,768,450)
Balance, December 31, 2012	30,874,508	$30,874	1,225,994	$1,226	$3,299,780	$(3,379,393)	$(47,513)

Common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	-	-	239,200	239	91,225	-	91,464
Common stock issued for services	150,000	150	-	-	58,350		58,500
Common stock sold for cash	872,500	873	-	-	348,127	-	349,000
Private placement fees	-	-	-	-	(46,121)	-	(46,121)
Net loss for the three months	-	-	-	-	-	(579,864)	(579,864)
Balance, March 31, 2013	33,123,002	$33,123	239,200	$239	$3,751,361	$(3,959,257)	$(174,534)

The accompanying notes are an integral part of these financial statements.

GUARDIAN 8 HOLDINGS (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,		For the period from June 8, 2009 (Inception) to March 31,
	2013	2012	2013
Operating activities:
Net loss	$(579,864)	$(477,848)	$(3,654,642)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	58,500	22,250	404,275
Stock issued for compensation	91,464	102,000	654,214
Depreciation and amortization	2,825	2,249	16,659
Amortization of discount on notes payable	-	43,930	270,207
Change in assets and liabilities -
Deposits on inventory	(43,136)	-	(43,136)
Inventory	(700)	-	(700)
Prepaid expenses	29,367	42,500	(54,141)
Accounts payable and accrued expenses	24,615	(10,520)	106,652
Accrued payroll expenses	79,873	-	79,873
Accrued interest, related parties	8,400	9,550	34,086
Customer Deposits	1,308	-	1,308
Due to related party	-	-	(184,250)
Cash provided by operating activities	(327,348)	(265,889)	(2,369,595)

Investing activities:
Purchase of fixed assets	(20,687)	(5,005)	(111,902)
Purchase of website	-	-	(23,433)
Cash used in investing activities	(20,687)	(5,005)	(135,335)

Financing activities:
Proceeds from common stock sales	302,879	-	1,570,379
Proceeds from warrant exercises	-	-	61,750
Proceeds from notes payable, related party	250,000	75,000	1,129,500
Payments on notes payable, related party	-	-	(10,000)
Cash used in financing activities	552,879	75,000	2,751,629

Net increase (decrease) in cash and cash equivalents	204,844	(195,894)	246,699
Cash, beginning of period	41,855	195,894	-
Cash, ending of period	$246,699	$-	$246,699

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Stock issued for services	$58,500	$22,250	$404,750
Shares issued for services	150,000	45,000	3,185,000

Stock issued for compensation	$91,464	$102,000	$654,214
Shares issued for compensation	239,200	330,000	1,984,200

Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	-	-	463,000

Notes payable converted to common stock	$-	$-	$693,148
Shares issued for notes payable converted	-	-	3,241,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

Principles of Consolidation

For the quarters ended March 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915, “Development Stage Entities” and is in the process of designing and introducing a new category of personal security products, called Enhanced Non-Lethal Devices (ENL).  These products incorporate layered defensive measures to help security professionals and consumers protect themselves against personal attacks, while capturing critical images to defend against personal liability

As of March 31, 2013, the Company had no revenues, and limited operations were focused on final testing of initial manufacturing units and building out manufacturing and distribution operations.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of March 31, 2013 and 2012, there were cash equivalents of $246,699 and $0 respectively.

Revenue recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.  Extended warranties will be recorded as deferred revenue and amortized according to the number of months in service.  There were no revenues for the three-months ended March 31, 2013 and 2012, or from June 8, 2009 (inception) through March 31, 2013.

Warranty

The Company intends to offer a 90-day limited warranty on our core product with an opportunity to upgrade to a one year limited warranty (for a fee) on our device.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees. Revenue derived from the sale of extended warranties will be deferred and amortized over the duration of the warranty period with the customer.  As of March 31, 2013 and 2012, there were no warranty deferrals or expense recorded.

Research and Development costs

The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $46,312 and $189,064 for the three-months ended March 31, 2013 and 2012 respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Property and equipment

Property and equipment are stated at cost.  Major improvements are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of respective assets are expensed.

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling (will be depreciated once the assets are approved for placement into service)	5 years
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and the year ended December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 10 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the three months ended March 31, 2013 and 2012, or from June 8, 2009 (inception) through March 31, 2013.

Loss per share

Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended March 31, 2013 and 2012, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.

Dividends

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future.

Income Taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”, for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 11 for further details.

Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2013, the Company has an accumulated deficit of $3,959,257, and the Company’s current liabilities exceed current assets by $303,595.

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

Note 3 – Property and equipment

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Tooling	$94,865	$86,210
Leasehold Improvements	2,559	-
Furniture and fixtures	5,005	5,005
	102,429	91,215
Less accumulated depreciation	1,660	918
	$100,769	$90,297

As of March 31, 2013, the Company committed approximately $108,000 to future capital expenditures for the completion of production tooling and fixtures.  As of March 31, 2013, not all tooling was complete and the remaining commitment was not been recorded as a liability.  $94,865 of the total commitment has been paid as of March 31, 2013 and is recorded as tooling on these financial statements.

During the first quarter of 2013, the Company began working with a consultant to design and install an integrated information resource system.  In preparation, initial cabling and routing equipment were purchased and installed.  The Company intends to continue investing significant resources in computer technology, both hardware and software to run its operations and establish inventory and sales tracking systems.

No depreciation has been or will be recorded on the tooling assets or production equipment until all final adjustments and enhancements have been completed, and the Company is running final production for sales and distribution.  As of the date of this filing a limited quantity of units were run on the equipment for internal quality and reliability testing.  In addition, we ran a limited quantity for product demonstrations, and for sale to one foreign customer enabling them to preview and establish necessary import classification documentation and protocols.

Note 4 – Deposit on Inventory

On January 4, 2013, the Company paid $43,136 for a deposit on inventory of its finished personal security devices.  As part of an agreement, the Company has a commitment to pay an additional $172,544 at various points of production of the product.

Note 5 – Notes payable

In October of 2011, the Company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note was not secured and was convertible into common stock at $0.35 per share that was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes Option Pricing Model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the year ended December 31, 2012, an additional $14,246 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In April of 2012, as noted below in Note 7, this note and the related accrued interest were converted into shares of common stock at a rate of $0.35 per share.

In December of 2011, the Company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes were not secured and were convertible into common stock at $0.20 per share.  The market value on the day the notes were executed was $0.105.  With the notes, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the year ended December 31, 2012, an additional $17,079 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In June of 2012, as noted below and in Note 7, all the notes except one ($25,000) and the related accrued interest were converted into shares of common stock at a rate of $0.20 per share.   The remaining note and related accrued interest were converted in August of 2012 at a rate of $0.20 per share.

During the year ended December 31, 2012, the Company received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, the Company issued 362,500 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  As noted below and in Note 7, all of the notes were converted to common stock in June of 2012.  $226,422 of the discount was amortized into interest expense during the year ended December 31, 2012 and the remaining discount was $0 as of December 31, 2012.

As noted above, during the year ended December 31, 2012, a total of $669,500 of notes payable and $23,648 of related accrued interest was converted into 3,241,184 shares of common stock.  Of those shares, 133,494 shares were issued during the first quarter of 2013.

On November 13, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at a rate of 12% and is due on April 12, 2013.  This note was extended on April 12, 2013, and is now due on June 12, 2013.

On December 10, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on May 9, 2013.  This note was extended on May 9, 2013, and is now due on July 9, 2013.

On December 28, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on May 27, 2013.

On January 24, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note bears interest at 12% per annum and is payable on April 24, 2013.  This note was extended on April 24, 2013, and is now due on June 23, 2013.

On March 6, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note bears interest at 12% per annum and is payable on June 4, 2013.

On March 6, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note bears interest at 12% per annum and is payable on June 4, 2013.

On March 26, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note bears interest at 12% per annum and is payable on June 24, 2013.

As of March 31, 2013, the Company has notes payable of $450,000 and related accrued interest of $10,438.   All amounts are due within the next year.

Total interest expense on notes payable was $8,400 and $53,479 for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively.

The following summarizes the outstanding notes payable as of March 31, 2013:

Issue Date	Interest Rate	Current Due Date	Amount
November 13, 2012	12.0%	June 12, 2013	$100,000
December 10, 2012	12.0%	July 9, 2013	50,000
December 28, 2012	12.0%	May 27, 2013	50,000
January 24, 2013	12.0%	June 23, 2013	50,000
March 6, 2013	12.0%	June 4, 2013	100,000
March 6, 2013	12.0%	June 4, 2013	50,000
March 26, 2013	12.0%	June 24, 2013	50,000
	Total		$450,000

Note 6 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device in exchange for 15,000,000 shares of the Company’s common stock and $300,000.  $25,000 was to be paid in July of 2009 and the rest was to be paid as funds became available from common stock sales. The patent has been valued at $10,365, the historical cost.  The value of the cash, note payable, and stock given exceeded the historical cost of the patent by $304,615.  This amount was recorded as a reduction of retained earnings.  The total cost of the patent is being amortized over the 20-year life of the patent.

Amortization costs for this patent were $2,631 and $2,502 respectively for the three months ended March 31, 2013 and 2012.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of March 31, 2013, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and will be amortized over the 20-year life of the patents once issued and placed into service.

Note 7 – Stockholder’s equity

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

During the year ended December 31, 2012, the Company authorized a total of 1,130,000 shares of common stock for compensation.  180,000 shares were issued to the board of directors, at the market price of $0.40, for a total expense of $72,000.  150,000 were issued to an employee, at the market price of $0.20, for a total expense of $30,000.  500,000 shares were authorized as a bonus to an officer/board member.  These shares were valued at the market price of $0.35 for a total expense of $175,000.  The final 300,000 shares are discussed in the next paragraph.  As of December 31, 2012, 500,000 shares had not been issued and were subsequently issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company agreed to issue 300,000 shares of common stock in relation to compensation for a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of March 31, 2013, $121,000 had been expensed and $11,000 remained in prepaid assets.   These shares were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company authorized the issuance of 325,000 shares of common stock in exchange for services.  The shares were valued at the market price at the date of authorization for a total expense of $152,025.  145,000 shares were issued as of December 31, 2012, and 180,000 were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company agreed to sell 505,000 shares of common stock for total proceeds of $202,000.  The shares were sold for $0.40 each and came with two warrants.  The Class A warrants have an exercise price of $0.55 and a term of three years.  The Class B warrants have an exercise price of $0.75 and a term of five years.  392,500 of the shares sold were issued as of December 31, 2012 and 112,500 were shown in these financial statements as common stock owed but not issued.  These 112,500 shares were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company received $61,750 for the exercise of 247,000 warrants at $0.25 each.

During the year ended December 31, 2012, the Company converted $669,500 of notes payable and $23,648 of related accrued interest into 3,241,184 shares of common stock.  3,107,690 of these shares had been issued as of December 31, 2012, and 133,494 were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company reached a settlement with a former contractor, whereby the contractor surrendered 700,000 shares of common stock for cancellation.  The Contractor had received the shares in prior periods for services to be rendered.  The Company felt that the services had not been rendered and the settlement was reached.  The Company has cancelled the shares.  During the same period, the Company issued 60,000 shares to a consultant in error.  These shares were subsequently cancelled in 2012.

As of December 31, 2012, there were 30,874,508 common shares issued and outstanding, 1,225,994 common shares owed but not issued, and no preferred shares issued.  As of March 31, 2013, all of these shares were issued to their respective parties.

During the quarter ended March 31, 2013, three employees vested shares of common stock in accordance with their employment agreements (see Note 12).  The first was the CEO/Director, vesting 150,000 shares of common stock, which were valued at market price of $54,000.  The other two issuances were for the Company’s Chief Operating Officer and Vice President of Customer Service, both of which achieved milestones predicated by their employment agreements.  The total of number of shares vested for these two officers totaled 89,200 shares of common stock that were valued at market price of $37,464.  The shares associated with these vesting schedules were authorized but not yet issued as of March 31, 2013.

On January 23, 2013, the Company authorized the issuance of 330,000 shares of common stock in exchange for services, 180,000 of these shares were earned and expensed in the year ended December 31, 2012.  The remaining 150,000 shares were valued at the market price at the date of authorization for a total expense of $58,500.

On January 23, 2013, the Company conducted the third and final closing under a private placement offering, selling 225,000 units for $90,000 ($45,000 (112,500 shares) of which was received and accounted for in the year ended December 31, 2012).  The shares were sold for $0.40 each and came with two warrants.  The Class A warrants have an exercise price of $0.55 and a term of three years.  The Class B warrants have an exercise price of $0.75 and a term of five years.  All of the shares sold were issued as of March 31, 2013 and were shown in these financial statements as common stock issued.

On March 6, 2013, the Company sold 10,000 shares of restricted common stock for $4,000 to a consultant.

On March 19, 2013, the Company conducted the first closing under a private placement offering selling 750,000 units for $300,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $39,000 and is obligated to issue 112,500 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $46,121 of expenses associated with this offering, for a net amount of $253,879.

As of March 31, 2012, there were 33,123,002 common shares issued and outstanding, 239,200 common shares owed but not issued, and no preferred shares issued.

The following summarizes the stock issued for cash for the three months ended March 31, 2013:

Date	Number of Shares	Amount
January 23, 2013	112,500	$45,000
March 6, 2013	10,000	4,000
March 19, 2013	750,000	300,000
Total	872,500	$349,000

Note 8 – Options and warrants

Options

As of March 31, 2013 and December 31, 2012 there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants in conjunction with notes payable to purchase common stock. All have a term of three years. 100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $0.25. See Note 7 for further details.

During the year ended December 31, 2012, the Company issued 1,372,500 warrants to purchase common stock. The warrants were issued relating to notes payable proceeds and the sale of common stock as noted in Notes 5 and 7. All have a term between three and five years and a strike price of $0.25 to $0.75.

During the year ended December 31, 2012, 247,000 warrants were exercised at a strike price of $0.25 per warrant, with proceeds recorded to common stock and additional paid in capital.

During the three months ended March 31, 2013, the Company issued 1,837,500 warrants to purchase common stock. The warrants were issued relating to the sale of units as noted in Note 7.  All warrants have a term between three and ten years and a strike price ranging from $0.40 to $0.75.

A summary of warrants as of March 31, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/2012	-	$-	1,432,500	$0.53
Granted	-	-	1,837,500	0.63
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at 3/31/2013	-	$-	3,270,000	$0.59

Note 9 – Lease commitments and related party transactions

During the period from November of 2011 to January of 2012, the Company moved its main headquarters to Kansas City, Kansas and rented space on a month-to-month basis for $325 per month.

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January of 2012 to March of 2014 at a rate of $1,907 per month. Future minimum payments as of March 31, 2013 under this lease are $17,163 for 2013, and $4,174 for 2014.

Rent expense was $5,979 and $4,590 for the three months ended March 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company issued 60,000 shares, valued at $29,400 to a former director for consulting services.

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See note 5 for further details.

During the three months ended March 31, 2013, the Company issued notes payable to related parties in exchange for cash.  See Note 5 for further details.

Note 10 – Fair Value Measurements

The Company adopted ASC Topic 820-10 to measure the fair value of certain of its financial assets that are required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of March 31, 2013 or December 31, 2012; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$41,855	$-	$-	$41,855
Accounts payable	-	82,037	-	82,037
Accrued interest	-	2,038	-	2,038
Note Payable	-	200,000	-	200,000

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Cash	$246,699	$-	$-	$246,699
Deposit on inventory	43,136			43,136
Accounts payable & accrued expenses	-	106,652	-	106,652
Accrued payroll expenses	-	79,873	-	79,873
Accrued interest	-	10,438	-	10,438
Customer Deposits	-	1,308	-	1,308
Note payable	-	450,000	-	450,000

Note 11 – Income Taxes

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

The Company’s operations for the three months ended March 31, 2013 and March 31, 2012 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2012, the Company has net operating loss carry-forwards that may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

For financial reporting purposes, the Company has incurred a loss since inception to March 31, 2013.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 12 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of March 31, 2013, in accordance with the terms of the agreement, the employee vested 70,000 shares of restricted stock for achieving milestones as set forth in the employment agreement.  These shares were authorized at $0.42 per share (the closing price on April 1, 2013) but outstanding as of March 31, 2013.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of March 31, 2013, in accordance with the terms of the agreement, the employee vested 19,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.  These shares were authorized at $0.42 per share (the closing price on April 1, 2013) but outstanding as of March 31, 2013.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of March 31, 2013 150,000 common shares have vested.  These shares were owed, but not issued as of March 31, 2013. These shares were authorized at $0.36 per share (the closing price on the last trading day in March of 2013) and the offsetting expense of $54,000 was expensed to payroll expense.  In addition, per the terms of the employment agreement, the Company accrued $62,500 of salary expense along with $17,373 associated payroll taxes that will be paid when the Company closes $2.0 million dollars of capital funding.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As stated, no shares were issued under this agreement for the three months ended March 31, 2013, however the Company has accrued $30,000 in consulting expense per the terms of this agreement that will be paid when the Company closes $2.0 million dollars of capital funding.

On March 11, 2013, the Company entered into a three-year employment agreement with its Lead Manufacturing Engineer.  If the Company and the employee meet various goals and criteria during those three years the Company will issue a prescribed amount of its common shares to the Lead Engineer, all of which are prescribed in the agreement.  The Company reserved 240,000 shares of its common stock as required by the agreement.

As of March 31, 2013, the Company has a total of 1,905,050 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	380,000
Vice President of Customer Support	268,800
Chief Executive Officer	600,000
Non-Employee Interim Chief Financial Officer	416,250
Lead Engineer	240,000
Total	1,905,050

Note 13 – Stock Transfer and Settlement Agreement

On March 28, 2013, the Company entered into a settlement agreement with one of its former engineers.  Per the agreement, the Company or a third party has the option to purchase 700,000 shares held by the former engineer for $0.20 per share through May 15, 2013.  If the Company or third party does not purchase the shares by May 15, 2013, the option expires and the shareholder is free to sell the shares.  As of March 31, 2013, the shares had not been purchased.

Note 14 – Public Relations Agreement

On March 1, 2013, the Company entered into a one year agreement with Kraves PR to assist with public relations as the Company moves into scaled production and distribution.  The contract will be executed on a project by project basis, beginning with media assistance at an industry conference held in April 2013.  All monies paid under this contract will be classified in sales, general and administrative expenses as a marketing expenditure.

Note 15 – Subsequent events

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

In April of 2013, the Company authorized and issued 150,000 shares to its CEO pursuant to the terms of his employment agreement.

On April 25, 2013, subsequent to the quarter ended March 31, 2013, the Company shipped its first test and evaluation order to a foreign distributor.  These units are being used to facilitate the import process into their country, as well as allow the customer the opportunity to preview the product in preparation for deployment. The Company recognized approximately $1,300 in revenue associated with this order, as there was no right of return and the order had been prepaid.

On April 30, 2013, the Company conducted the second closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 and is obligated to issue 28,125 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $1,574 of expenses associated with this offering, for a net amount of $63,676.

On April 30, 2013, the Company sold 12,500 shares of restricted common stock for $5,000 to a consultant. These shares were issued in May of 2013.

On April 30, 2013, the Company authorized the issuance of 70,000 shares to its Chief Operating Officer and 19,200 to its Vice President of Customer Support pursuant to their respective employment agreements and achievements of milestones during the quarter ended March 31, 2013. These shares were issued in May of 2013.

On May 6, 2013, the Company conducted the third closing under a private placement offering selling 625,000 units for $250,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares have not been issued. In connection with the sale of these units, the Company paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $32,500 and is obligated to issue 93,750 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $3,714 of expenses associated with this offering, for a net amount of $213,786.

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

Overview

We were incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Scottsdale, Arizona.  We are a development stage company in the process of designing and introducing a new category of personal security devices, Enhanced Non-Lethal Devices (ENL), that incorporate layered defensive measures to help security professionals and consumers protect themselves against personal attacks, while capturing critical images to defend against personal liability.

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

For the three months ended March 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Since inception, our team of engineers and executives has been focused on developing and patenting our first commercial product, (the Guardian 8 Pro V2) as well as the key functions that create market differentiation.  We have also been formalizing marketing and manufacturing strategies as well as building customer distribution channels in preparation for our first product launch into the Private Security Market.  As of the date of this filing, initial production units were processed on hard tools, assembled by contract manufacturing employees, and are in the final stages of comprehensive quality and reliability testing.  We anticipate our first customer orders will ship in the second and third quarters of 2013.

 During the last six months we also hired key personnel.  These hires include an experienced Vice President of Customer Service and our lead manufacturing engineer.  We also intend to expand our sales and marketing staff during the next few months enabling us to reach key customers and shorten the sales cycles.

As of the date of this report, our initial production run of 200 devices is being validated to ensure the reliability of the design, and adherence to our manufacturing quality standards.  Once these units are approved and our tooling is signed off for full-scale production, we anticipate ordering up to several thousand finished units for sale domestically. The majority of this first run will be used to fulfill test and evaluation orders, in the second and third quarters of 2013.  We believe the majority of these units will be purchased at the end of our standard thirty-day trial period, however, we will not recognize sales from these units until we have either been paid by our customer, or when collectability is probable.

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

Revenue Recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  There were no revenues for the three months ended March 31, 2013 and 2012 or from June 8, 2009 (inception) through March 31, 2013.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes” for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recent Developments

We completed the initial design of the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we incorporated significant upgrades and modified the initial design to improve reliability, durability and efficiencies. We introduced the new design in the first quarter of 2012, receiving a strong response from potential customers.  The product is in its final testing stages, and will be shipping to customers in the second and third quarters of 2013.

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

On April 20, 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer. Ms. Hanrahan has extended the term of her agreement until such time as the Company finds a suitable replacement or, by the end of March, 2014.

During fiscal 2012, the board of directors designated two new board committees, (i) an audit committee, and (ii) a governance, compensation and nominating committee.

On January 24, 2013, we received $50,000 from our CEO/president, C. Stephen Cochennet, in the form of an unsecured 90-day promissory note. The note bears interest at 12% per annum and is payable on June 23, 2013.

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

On February 12, 2013 and again on April 12, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $100,000 term note until June 12, 2013.

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

On March 1, 2013, we entered into a one year agreement with Kraves PR to assist with public relations as we move into scaled production and distribution.  The contract will be executed on a project by project basis, beginning with media assistance at an industry conference held in April 2013.

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

On March 10, 2013 and again on May 9, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note until July 9, 2013.

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

During the three months ended March 31, 2013, we agreed to sell 872,500 shares of common stock for $349,000, which included private placement fees of $46,121. We issued 150,000 shares of common stock in exchange for services in the amount of $58,500.

We entered into five employment contracts during the past six months, in which employees of the Company receive vested shares either at set times, or if the Company meets certain criteria in the respective time periods of their contract.  As of March 31, 2013, 239,200 common shares vested per these contracts, for a total expense of $91,464.  These shares were owed but not issued as of March 31, 2013.

Results of Operations for Guardian 8 Corporation for the three months ended March 31, 2013 and 2012.

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2013	March 31, 2012	(Decrease)

Revenues	$-	$-	$-
Operating Expenses	571,464	424,369	147,095

Net (loss) from operations	(571,464)	(424,369)	147,095
Interest expense	(8,400)	(53,479)	(45,079)

Net (loss)	$(579,864)	$(477,848)	$(102,016)

Net (loss) per share	$(0.02)	$(0.02)	$-
Weighted average shares outstanding	32,026,224	27,570,560

We generated net losses of $579,864 and $477,848 for the three months ended March 31, 2013 and 2012, respectively. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our ProV2 device of $46,312 and $189,064 for the three months ended March 31, 2013 and 2012, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes. In June of 2009 through March 31, 2013, we raised $1,570,379 through the sale of our common stock, $61,750 from the exercise of 247,000 warrants in conjunction with notes payable, and an additional $1,129,500 through the issuance of notes payable.  As of March 31, 2013, our cash balance was $246,699. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes and third party financings. We anticipate potential sales-generated income in the second quarter of 2013, but may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $46,312 and $189,064 for the three months ended March 31, 2013 and 2012, respectively. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device.

In addition to investments in research and development expenditures, we have also retained the services of a patent attorney to assist us with the filing and protection of key utility applications, as well as future technologies to be incorporated in next generation products for the commercial security and consumer markets.  Costs associated with the filing of intellectual property has been capitalized and will be amortized over the 20-year life of the patents when issued.

Changes in the number of employees.

We are a development stage company and currently have four full-time employees, Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, and Daniel Silva our Lead Manufacturing Engineer for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to hire sales and operations employees in 2013 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2013.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	March 31, 2013	March 31, 2012

Current assets	$344,676	$21,641
Current liabilities	648,271	387,696
	$(303,595)	$(366,055)

Changes in cash flows are summarized as follows:

We had a net loss of $579,864 for the three months ended March 31, 2013.  This loss was offset by non-cash items such as stock issued for services of $58,500, stock issued for compensation of $91,464, and depreciation and amortization of $2,825.  We had cash used by the increase in deposits on inventory of $43,136, and the increase in inventory of $700.  We had cash provided due to the decrease in prepaid expenses of $29,367, the increase in accounts payable and accrued expenses of $24,615, the increase in accrued payroll of $62,500, the increase in payroll taxes payable of $17,373, the increase in accrued interest to related parties of $8,400, and the increase in customer deposits of $1,308.

We had cash used by investing activities of $20,687 for the three months ended March 31, 2013 due to the purchase of property and equipment, as well as for patent development.

We had cash provided by financing activities of $552,879 for the three months ended March 31, 2013.  This included proceeds from the sale of common stock of $302,879 and proceeds from notes payable to related parties of $250,000.

We had a net loss of $477,848 for the three months ended March 31, 2012.  This included non-cash items such as stock issued for services of $22,250, stock issued for compensation of $102,000, depreciation and amortization of $2,249 and the amortization of discounts on notes payable of $43,930.  We had cash provided by a decrease in prepaid expenses of $42,500, cash used by a decrease in accounts payable and accrued expenses of $10,520, and cash provided by an increase in accrued interest to related parties of $9,550.

We had cash used by investing activities of $5,005 for the three months ended March 31, 2012, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $75,000 for the three months ended March 31, 2012 due to proceeds from notes payable to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, C. Stephen Cochennet and Kathleen Hanrahan, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Cochennet and Ms. Hanrahan concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2013, we sold 10,000 shares of restricted common stock for $4,000 to a consultant.

On March 19, 2013, we conducted the first closing under a private placement offering selling 750,000 units for $300,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. The shares were issued in March of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $39,000 and are obligated to issue 112,500 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On April 3, 2013, we authorized and issued 150,000 shares of common stock to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement.

On April 30, 2013, we sold 12,500 shares of restricted common stock for $5,000 to a consultant. These shares were issued in May of 2013.

On April 30, 2013, we conducted the second closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in May of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 and are obligated to issue 28,125 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On April 30, 2013, we authorized the issuance of 70,000 shares to our Chief Operating Officer (Paul Hughes) and 19,200 to our Vice President of Customer Support (Jose Rojas) pursuant to their respective employment agreements and achievements of milestones during the quarter ended March 31, 2013. These shares were issued in May of 2013.

On May 6, 2013, we conducted the third closing under a private placement offering selling 625,000 units for $250,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares had not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $32,500 and are obligated to issue 93,750 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2013.

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012

10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: May 14, 2013	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: May 14, 2013	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)