Form 10-Q
period 2013-06-30
Guardian 8 Holdings
filed 2013-08-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2013, was 34,624,702, not including 777,090 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS (A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
Assets

Current assets:
Cash	$70,133	$41,855
Prepaid expenses	160,143	83,508
Deposits on inventory	43,136	-
Inventory
Finished Goods	5,250	-
Finished goods on Consignment	7,589	-
Total current assets	286,251	125,363

Fixed assets, net of accumulated depreciation of $13,888 and $918 as of June 30, 2013 and December 31, 2012	214,655	90,297

Website, net of accumulated amortization of $14,321 and $10,415 as of June 30, 2013 and December 31, 2012	9,113	13,019

Patent, net of accumulation amortization of $3,024 and $2,502 as of June 30, 2013 and December 31, 2012	16,833	7,883

Total assets	$526,852	$236,562

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$128,311	$82,037
Accrued payroll expense	151,440	-
Accrued interest, related parties	23,901	2,038
Insurance Payable	110,330	-
Notes payable, related party	450,000	200,000
Total current liabilities	863,982	284,075

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 34,187,202 and 30,874,508 At June 30, 2013 and December 31, 2012, respectively	34,187	30,874
Common stock owed but not issued: 763,200 and 1,225,994 at June 30, 2013 and December 31, 2012	763	1,226
Paid in Capital	4,289,672	3,299,780
Deficit accumulated during the development stage	(4,661,752)	(3,379,393)
Total stockholders’ deficit	(337,130)	(47,513)

Total liabilities and stockholders’ deficit	$526,852	$236,562

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					For the period
	For the Three	For the Three	For the Six	For the Six	from June 8, 2009
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$3,124	$-	$3,124	$-	$3,124
Cost of sales	976	-	976	-	976
Gross profit	2,148	-	2,148	-	2,148
Depreciation and amortization	14,574	2,461	17,399	4,710	31,233
General and administrative expenses	676,606	225,762	1,245,245	647,882	4,010,296
	691,180	228,223	1,262,644	652,592	4,041,529
Loss from operations	(689,032)	(228,223)	(1,260,496)	(652,592)	(4,039,381)

Other (expense):
Interest Expense	(13,463)	(224,750)	(21,863)	(278,229)	(317,756)

Loss before income tax	(702,495)	(452,973)	(1,282,359)	(930,821)	(4,357,137)
Provision for Income tax expense	-	-	-	-	-
Net loss	$(702,495)	$(452,973)	$(1,282,359)	$(930,821)	$(4,357,137)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	33,585,431	27,023,032	32,810,135	27,296,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Condensed Consolidated Statement of Shareholder’s Equity
 For the period of June 8, 2009 (inception) to June 30, 2013

						Deficit
						Accumulated
			Common Stock			During
	Common Stock		Owed but Not Issued		Paid in	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, June 8, 2009 (inception)	-	$-	-	$-	$-	$-	$-
Acquisition of patent	15,000,000	15,000	-	-	-	(304,615)	(289,615)
Stock sold @ $0.025	4,000,000	4,000	-	-	96,000	-	100,000
Stock issued for services @ $0.025	2,150,000	2,150	-	-	51,600	-	53,750
Stock issued for services @ $0.25	100,000	100	-	-	24,900	-	25,000
Net loss for the year	-	-	-	-	-	(229,705)	(229,705)
Balance, December 31, 2009	21,250,000	21,250	-	-	172,500	(534,320)	(340,570)

Stock issued for services @ $0.25	210,000	210	-	-	52,290	-	52,500
Stock issued for debt @ $0.25	463,000	463	-	-	115,287	-	115,750
Stock sold for @ $0.25	3,862,000	3,862	-	-	961,638	-	965,500
Stock issued to directors @ $0.25	255,000	255	-	-	63,495	-	63,750
Stock cancelled	(500,000)	(500)	-	-	500	-	-
Merger shares	1,262,318	1,262	-	-	(1,262)	-	-
Net loss for the year	-	-	-	-	-	(583,943)	(583,943)
Balance, December 31, 2010	26,802,318	26,802	-	-	1,364,448	(1,118,263)	272,987

Stock issued for board compensation @ $0.25	360,000	360	-	-	89,640	-	90,000
Stock issued for services @ $0.25	250,000	250	-	-	62,250	-	62,500
Discounts on notes payable	-	-	-	-	43,785	-	43,785
Net loss for the year	-	-	-	-	-	(492,680)	(492,680)
Balance, December 31, 2011	27,412,318	27,412	-	-	1,560,123	(1,610,943)	(23,408)

Common stock issued for compensation	330,000	330	800,000	800	407,870	-	409,000
Common stock issued for services	145,000	145	180,000	180	151,700	-	152,025
Common stock sold for cash	392,500	393	112,500	113	201,494	-	202,000
Exercise of warrants into common stock	247,000	247	-	-	61,503	-	61,750
Discounts on notes payable	-	-	-	-	226,422	-	226,422
Conversion of notes payable and interest into common stock	3,107,690	3,107	133,494	133	689,908	-	693,148
Common stock cancelled	(760,000)	(760)	-	-	760	-	-
Net loss for year	-	-	-	-	-	(1,768,450)	(1,768,450)
Balance, December 31, 2012	30,874,508	30,874	1,225,994	1,226	3,299,780	(3,379,393)	(47,513)

Common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	239,200	239	325,700	325	204,895	-	205,459
Common stock issued for services	172,500	173	-	-	67,327		67,500
Common stock sold for cash	1,675,000	1,675	437,500	438	842,887	-	845,000
Private placement fees	-	-	-	-	(125,217)	-	(125,217)
Net loss for the six months	-	-	-	-	-	(1,282,359)	(1,282,359)
Balance June 30, 2013	34,187,202	$34,187	763,200,	$763	$4,289,716	$(4,661,752)	$(337,130)

The accompanying notes are an integral part of these financial statements.

GUARDIAN 8 HOLDINGS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period
	For the Six	For the Six	from June 8, 2009
	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(1,282,359)	$(930,821)	$(4,357,137)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	67,500	22,250	413,275
Stock issued for compensation	205,459	102,000	768,209
Depreciation and amortization	17,398	4,710	31,232
Amortization of discount on notes payable	-	257,747	270,207
Change in operating assets and liabilities:
Prepaid expenses	(76,635)	64,500	(160,143)
Deposits on inventory	(43,136)	-	(43,136)
Inventory	(12,839)	-	(12,839)
Accounts payable and accrued expenses	46,274	(9,847)	128,311
Accrued interest	21,863	20,482	47,549
Accrued payroll and payroll taxes	151,440	-	151,440
Insurance payable	110,330	-	110,330
Due to related party	-	-	(184,250)
Net cash used by operating activities	(794,705)	(468,979)	(2,836,952)
Cash flows from investing activities:
Purchase of property and equipment	(146,800)	(5,005)	(238,015)
Purchase of website	-	-	(23,433)
Net cash used by investing activities	(146,800)	(5,005)	(261,448)
Cash flows from financing activities:
Proceeds from common stock sales	719,783	-	1,987,283
Proceeds from warrant exercises	-	61,750	61,750
Proceeds from notes payable, related party	250,000	362,500	1,129,500
Payments on notes payable, related party	-	-	(10,000)
Net cash provided by financing activities	969,783	424,250	3,168,533

Net increase (decrease) in cash and cash equivalents	28,278	(49,734)	70,133
Cash and cash equivalents, beginning of period	41,855	195,894	-

Cash and cash equivalents, end of period	$70,133	$146,160	$70,133

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued for services	$67,500	$22,250	$413,275
Shares issued for services	172,500	45,000	3,027,500
Stock authorized for compensation	$205,459	$102,000	$768,209
Shares authorized for compensation	564,900	330,000	2,309,900
Stock issued for payment on due to related party	$-	$-	$115,750
Shares issued for payment on due to related party	-	-	463,000
Notes payable converted to common stock	$-	$666,450	$693,148
Shares issued for notes payable converted	-	3,107,690	3,241,184

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three months and six-months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 28, 2013.

Principles of Consolidation

For the three and six month periods ended June 30, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC 915, “Development Stage Entities” and is in the process of designing and introducing a new category of personal security products, called Enhanced Non-Lethal Devices (ENL).  These products incorporate layered defensive measures to help security professionals and consumers protect themselves against personal attacks, while capturing critical images to defend against personal liability

During the three months ended June 30, 2013, the Company recognized minimal revenue.  Many of the units shipped during this period were associated with the sale of consignment inventory used to test and evaluate the product for customer deployment.  These orders were billed to customers at the time of shipment with terms of net 60 days from receipt of invoice.  However, because these units were for evaluation purposes, they will not be recognized as revenue, until the Company is confident in the collectability and timing of payment.

Operations for the three and six months ended June 30, 2013 were focused on final testing of initial manufacturing units and building out manufacturing and distribution operations.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of June 30, 2013 and 2012, there were cash equivalents of $70,133 and $41,855 respectively.

Revenue recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.  Extended warranties will be recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the three-months ended June 30, 2013 was $3,124.  Revenue for the six months ended June 30, 2013 and from June 8, 2009 (inception) through June 30, 2013 was also $3,124.  There were no revenues for the three or six months ended June 30, 2012.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties that provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees. Revenue derived from the sale of extended warranties will be deferred and amortized over the duration of the warranty period with the customer.  As of June 30, 2013 and 2012, there were no warranty revenue deferrals or warranty expense recorded.

Research and Development costs

The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $203,207 and $75,543 for the three-months ended June 30, 2013 and 2012 respectively.  For the six months ended June 30, 2013 and 2012, research and development expenditures were $249,529 and $264,607.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling and equipment will be depreciated once the assets are approved for placement into service	2 - 5 years
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and the year ended December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 10 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the three or six months ended June 30, 2013 and 2012, or from June 8, 2009 (inception) through June 30, 2013.

Net Loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the three and six months ended June 30, 2013 and 2012, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of June 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 5,927,500 from warrants.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2013, the Company has an accumulated deficit of $4,661,752, and the Company’s current liabilities exceed current assets by $577,731.

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

Note 3 – Property and equipment

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Equipment	$96,379	$-
Tooling	102,115	86,210
Leasehold Improvements	6,007	-
Furniture and fixtures	24,042	5,005
	228,543	91,215
Less accumulated depreciation	13,888	918
	$214,655	$90,297

As of June 30, 2013, all tooling was complete and placed into service and approximately 200 units were run on the equipment for internal quality and reliability testing, and field evaluation units.   The Company’s first production order was initiated in July of 2013 for sale in the third and fourth quarters of 2013.

During the first six months of 2013, the Company engaged a consultant to design and install an integrated information resource system.  In preparation, initial cabling and routing equipment were purchased and installed.  The Company intends to continue investing significant resources in computer technology, both hardware and software to run its operations and establish inventory and sales tracking systems.

Note 4 – Deposit on Inventory

As of June 30, 2013, the Company has paid $43,136 for a deposit on inventory of its finished personal security devices.  As part of an agreement, the Company has a commitment to pay an additional $172,544 at various points of production of the product.

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

On November 13, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at a rate of 12% and is due on September 1, 2013.

On December 10, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on September 1,2013.

On December 28, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and is due on September 1, 2013.

On January 24, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note bears interest at 12% per annum and is payable on September 1, 2013.

On March 6, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note bears interest at 12% per annum and is payable on September 1, 2013.

On March 6, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note bears interest at 12% per annum and is payable on September 1, 2013.

On March 26, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note bears interest at 12% per annum and is payable on September 1, 2013.

As of June 30, 2013, the Company has notes payable of $450,000 and related accrued interest of $23,901.   All amounts are due within the next year.

Total interest expense on notes payable was $21,863 and $278,229 for the six months ended June 30, 2013 and June 30, 2012, respectively.

The following summarizes the outstanding notes payable as of March 31, 2013:

Issue Date	Interest Rate	Current Due Date	Amount
November 13, 2012	12.0%	September 1, 2013	$100,000
December 10, 2012	12.0%	September 1, 2013	50,000
December 28, 2012	12.0%	September 1, 2013	50,000
January 24, 2013	12.0%	September 1, 2013	50,000
March 6, 2013	12.0%	September 1, 2013	100,000
March 6, 2013	12.0%	September 1, 2013	50,000
March 26, 2013	12.0%	September 1, 2013	50,000
	Total		$450,000

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

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of June 30, 2013, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and will be amortized over the 20-year life of the patents once issued and placed into service.

Amortization costs for this patent were $4,428 and $4,293 for the six months ended June 30, 2013 and June 30, 2012.

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

During the year ended December 31, 2010, $115,750 due to a related party was converted at $0.25 per share into 463,000 shares (See Note 5).

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

During the year ended December 31, 2012, the Company agreed to issue 300,000 shares of common stock in relation to compensation for a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that will be amortized over the one-year life of the agreement.  As of June 30, 2013, the entire amount had been expensed.   These shares were issued in the first quarter of 2013.

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

On March 6, 2013, the Company issued 10,000 shares of restricted common stock for $4,000 to a consultant.

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

On April 30, 2013 the Company completed a closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for a $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  In connection with the sale of these units, the Company paid selling commissions to a registered broker/dealer and managing dealer for the offering in the amount of $9,750.  The Company incurred $11,324 of total expenses associated with this offering, for a net amount of $63,675, and is obligated to issue 28,125 warrants to the registered broker in association with the sale.

On May 6, 2013, the Company conducted a closing under a private placement offering selling 625,000 units for $250,000 to an accredited investor.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one fie year warrant to purchase one share of common stock for $0.75 per share.  In connection with the sale of these units, the Company paid selling commissions to registered broker/dealer and managing dealer for the offering in the amount of $32,500.  The Company incurred $36,214 of total expenses associated with this offering, for a net amount of $213,786 and is obligated to issue 93,750 warrants to the registered broker in association with this sale.

On April 30, 2013 the Company issued 12,500 shares of common stock for cash in the amount of $5,000.

On May 15, 2013, the Company entered into an amendment with its investment banking firm to reduce the warrants payable to the firm by 30,000.

On June 12, 2013, the Company conducted a closing under a private placement offering selling 437,500 units for $175,000 to four accredited investors.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 and one five year warrant to purchase one share of common stock for $0.75 per share.  In connection with the sale of these units, the Company paid selling commissions to a registered broker/dealer and managing dealer for the offering in the amount of $22,750.  The Company incurred $31,558 of total expenses associated with this offering, for a net amount of $143,442 and is obligated to issue 65,625 warrants to the registered broker in association with this sale.

On June 30, employees vested 325,700 shares of common stock.  The value of the stock was $114,039, and the 325,700 shares were owed but not issued at June 30, 2013.  See Note 12 for further details.

As of June 30, 2013, there were 34,187,202 common shares issued and outstanding, 763,200 common shares owed but not issued, and no preferred shares issued.

The following summarizes the stock issued for cash for the three and six months ended June 30, 2013:

Date	Number of Shares	Amount
January 23, 2013	112,500	$45,000
March 19, 2013	750,000	300,000
April 30, 2013	187,500	75,000
May 6, 2013	625,000	250,000
June 12, 2013	437,500	175,000
Total	2,112,500	$845,000

Note 8 – Options and warrants

Options

As of June 30, 2013 and December 31, 2012 there are no outstanding options.

Warrants

During October and December of 2011, the Company issued 307,000 warrants in conjunction with notes payable to purchase common stock. All have a term of three years. 100,000 warrants have a strike price of $0.35 and 207,000 have a strike price of $0.25. See Note 5 for further details.

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

During the six months ended June 30, 2013, the Company issued 4,525,000 warrants to purchase common stock. The warrants were issued relating to the sale of units as noted in Note 7.  All warrants have a term between three and ten years and a strike price ranging from $0.55 to $0.75.  Associated with the sale of its units under the current offering (“PPM”), the Company is obligated to issue an additional 300,000 warrants priced at $0.40 to the registered broker/dealer contracted.

A summary of warrants as of June 30, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at 12/31/2012	-	$-	1,432,500	$0.53
Granted	-	-	4,525,000	0.64
Cancelled	-	-	30,000	-
Exercised	-	-	-	-
Outstanding at 6/30/2013	-	$-	5,927,500	$0.62

Note 9 – Lease commitments and related party transactions

During the period from November of 2011 to January of 2012, the Company moved its main headquarters to Kansas City, Kansas and rented space on a month-to-month basis for $325 per month.

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January of 2012 to March of 2014 at a rate of $1,907 per month. Future minimum payments as of March 31, 2013 under this lease are $11,442 for 2013, and $4,174 for 2014.

Rent expense was $12,005 and $13,100 for the six months ended June 30, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company issued 60,000 shares, valued at $29,400 to a former director for consulting services.

During the years ended December 31, 2012 and 2011, the Company issued notes payable to related parties in exchange for cash.  The maturity dates for these notes were extended during the quarter ended June 30, 2013.  See Note 5 for further details.

During the six months ended June 30, 2013 the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See Note 5 for further details.

See Note 12 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of June 30, 2013 or December 31, 2012; therefore, a reconciliation of the changes during the year is not shown.

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

The Company’s operations for the three and six months ended June 30, 2013 and 2012 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to June 30, 2013.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 12 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of June 30, 2013, in accordance with the terms of the agreement, the employee vested 122,500 shares of restricted stock for achieving milestones as set forth in the employment agreement.   A total of 52,500 of these shares were owed but not issued as of June 30, 2013.  The Company reserved 450,000 shares of its common stock as required by the agreement.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of June 30, 2013, in accordance with the terms of the agreement, the employee vested 38,400 shares of restricted stock for achieving milestones as set forth in the employment agreement.  A total of 19,200 of these shares were owed but not issued as of June 30, 2013.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of June 30, 2013 300,000 common shares have vested.  150,000 shares were issued during the second quarter of 2013, and 150,000 shares were owed, but not issued as of June 30, 2013.  The Company reserved 750,000 shares of its common stock as required by the agreement.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013 until the Company completes certain requirements per the agreement..

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of June 30, 2013, 104,125 shares have vested.  These shares were owed but not issued as of June 30, 2013.  The Company reserved 416,250 shares of its common stock as required by the agreement.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3000, which began to accrue on January 1, 2013 until the Company completes certain requirements per the agreement.

On March 11, 2013, the Company entered into a three-year employment agreement with its Lead Manufacturing Engineer.   Per this agreement, the Company will issue a prescribed amount of its shares if certain criteria is met.  The Company reserved 240,000 shares of its common stock as required by the agreement.  No shares vested as of June 30, 2013.

As of June 30, 2013, the Company has a total of 1,579,350 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	327,500
Vice President of Customer Support	249,600
Chief Executive Officer	450,000
Non-Employee Interim Chief Financial Officer	312,250
Lead Engineer	240,000
Total	1,579,350

Note 13 – Stock Transfer and Settlement Agreement

On March 28, 2013, the Company entered into a settlement agreement with one of its former engineers.  Per the agreement, the Company or a third party had the option to purchase 700,000 shares held by the former engineer for $0.20 per share through May 15, 2013.   As of June 30, 2013, the shares had been purchased by a third party.

Note 14 – Public Relations Agreement

On March 1, 2013, the Company entered into a one-year agreement with Kraves PR to assist with public relations as the Company moves into scaled production and distribution.  The contract will be executed on a project-by-project basis, beginning with media assistance provided at an industry conference in April 2013.  All monies paid under this contract will be classified in sales, general and administrative expenses as a marketing expenditure.

Note 15 – Subsequent events

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

On July 8, 2013, the Company entered into an employment agreement with a National Sales Manager.  The compensation agreed upon does not include the issuance of stock, as the position is commissioned based on revenue targets accomplished.

On July 30, the Company entered into two agreements with independent contractors to deliver a training course for their product.  As part of the agreement, the Company will issue each contractor 19,445 shares of its common stock, with a value of $7,778 for his services, totaling 38,890 shares of its common stock, with a value of $15,556.

On July 30, 2013, the Company conducted a closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 and is obligated to issue 28,125 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $25,659.49 of expenses associated with this offering, for a net amount of $49,340.51.

In August of 2013, the Company issued 150,000 shares to its CEO pursuant to the terms of his employment agreement which vested on June 30, 2013.

In August of 2013, the Company issued 104,000 shares to its Interim CFO pursuant to the terms of her consulting agreement which vested on June 30, 2013.

In August of 2013, the Company issued 71,700 shares to employees previously earned for the achievement of milestones pursuant to the terms of their employment agreements.

In August of 2013, the Company authorized and issued 225,000 shares to a director and engineer for services performed for the Company.

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

Overview

We were incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Scottsdale, Arizona.  We are a development stage company in the process of designing and introducing a new category of personal security devices, Enhanced Non-Lethal Devices (ENL), that incorporate layered defensive measures to help security professionals and consumers protect themselves against personal attacks, while capturing critical images and audio recordings to defend against personal liability.

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

For the three and six months ended June 30, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

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

During the three months ended June 30, 2013, the Company received its first 120 production units assembled by contract manufacturing employees for sale or distribution.  These units were inspected for adherence to the Company’s quality standards and released to inventory, resulting in 19 units being sent back to the contract manufacturer for replacement.  Upon receipt of first article units, and in accordance with our policy for the depreciation of assets, all manufacturing tooling and equipment used for the production of the Pro V2 units was approved for service, and appropriate depreciation was recorded.

In June of 2013, we shipped seven units for sale, and 47 units for test and evaluation purposes.  The seven units sold to distribution were recognized during the three months ended June 30, 2013, as payment had been received, and there was no right of return.  We believe the remaining 47 units shipped for evaluation will be purchased at the end of our standard thirty-day trial period.  However, we will not recognize sales from these units until we have either been paid by our customer, or when collectability is probable.

 During the last six months we also hired key personnel.  These hires include an experienced Vice President of Customer Service, our lead manufacturing engineer, and on July 8, 2013 we hired our National Sales Manager.  We intend to expand our sales and marketing staff, as well as administrative support during the next few months enabling us to reach key customers and shorten the sales cycles.

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

Revenue Recognition

It is the Company’s policy that revenues will be recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company will therefore recognize revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  There were $3,124 of revenues for the three and six months ended June 30, 2013, and from June 8, 2009 (inception) through June 30, 2013.  There were no revenues for the three or six months ended June 30, 2012.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Developments

We completed the initial design of the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result we incorporated significant upgrades and modified the initial design to improve reliability, durability and efficiencies.   An initial run of 120 units of the new designed Pro V2 was produced in the second quarter enabling our Engineers to complete a comprehensive testing protocol to confirm tooling and the assembly processes performed by our contract manufacturer, and to enable our Sales Team to send initial units for customer review.   In late June of 2013 the product was released by our Engineers for production and customer sales.

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

During the six months ended June 30, 2013, our CEO/president, C. Stephen Cochennet, along with two directors extended the maturity dates of six term notes totaling $450,000 until September 1, 2013.

During the six months ended June 30, 2013, we agreed to sell 1,675,000 shares of common stock for $845,000, less private placement fees of $125,217.  We also issued 172,500 shares of common stock in exchange for services in the amount of $67,500.

We entered into five employment and or consulting contracts during the past six months, in which employees of the Company receive vested shares either at set times, or if the Company meets certain criteria in the respective time periods of their contract.  As of June 30, 2013, 565,025 common shares vested per these contracts, for a total expense of $205,503.  A total of 325,700 shares were owed but not issued as of June 30, 2013.

Results of Operations for Guardian 8 Corporation for the six months ended June 30, 2013 and 2012.

	Six Months Ended	Six Months Ended	Increase/
	June 30, 2013	June 30, 2012	(Decrease)

Revenues	$3,124	$-	$3,124
Cost of sales	976	-	976
Gross Profit	2,148	-	2,148
Operating Expenses	1,262,644	652,592	610,052

Net (loss) from operations	(1,260,496)	(652,592)	(607,904)
Interest expense	(21,863)	(278,229)	(256,366)

Net (loss)	$(1,282,359)	$(930,821)	$(351,538)

Net (loss) per share	$(0.04)	$(0.03)	$(.01)
Weighted average shares outstanding	32,810,135	27,296,796

During the second quarter of 2013, we shipped our first production units, generating nominal revenue of $3,124, and cost of sales of $976.  We did not have revenue in the first quarter of 2013, or the first six months of 2012.

We generated net losses of $1,282,359 and $930,821 for the six months ended June 30, 2013 and 2012, respectively. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our Pro V2 device of $249,529 and $264,607 for the six months ended June 30, 2013 and 2012, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes. From June of 2009 through June 30, 2013, we raised $1,987,283 through the sale of our common stock, $61,750 from the exercise of 247,000 warrants in conjunction with notes payable, and an additional $1,119,500 through the issuance of notes payable, net of $10,000 of principle payments made.  As of June 30, 2013, our cash balance was $70,133. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes, third party financings and revenue generated through the sales of our products and training services. We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $249,529 and $264,607 for the six months ended June, 2013 and 2012, respectively. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device which is the next program pending on our product road map.

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

Changes in the number of employees.

We are a development stage company and currently have six full-time employees, Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, Daniel Silva our Lead Manufacturing Engineer, Douglas Cote, National Sales Manager, and one additional accounting support person for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to continue hiring sales and operations employees in 2013 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2013.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	June 30, 2013	June 30, 2012

Current assets	$286,251	$277,801
Current liabilities	863,982	51,334
	$(577,731)	$226,467

Changes in cash flows are summarized as follows:

We had a net loss of $1,282,359 for the six months ended June 30, 2013.  This loss was offset by non-cash items such as stock issued for services of $67,500, stock issued for compensation of $205,459, and depreciation and amortization of $17,398.  We had cash used by the increase in prepaid expenses of $76,635, deposits on inventory of $43,136, and the increase in inventory of $12,839.  We had cash provided due to the increase in accounts payable and accrued expenses, of $46,274, and increase in accrued interest of $23,901, the increase in accrued payroll and payroll taxes of $151,440, and the increase in insurance payable of $108,292.

We had cash used by investing activities of $146,800 for the six months ended June 30, 2013 due to the purchase of property and equipment, as well as for patent development.

We had cash provided by financing activities of $969,783 for the six months ended June 30, 2013.  This included proceeds from the sale of common stock of $719,783 and proceeds from notes payable to related parties of $250,000.

We had a net loss of $930,821 for the six months ended June 30, 2012.  This included non-cash items such as stock issued for services of $22,250, stock issued for compensation of $102,000, depreciation and amortization of $4,710 and the amortization of discounts on notes payable of $257,747.  We had cash provided by a decrease in prepaid expenses of $64,500, cash used by a decrease in accounts payable and accrued expenses of $9,847, and cash provided by an increase in accrued interest to related parties of $20,482.

We had cash used by investing activities of $5,005 for the six months ended June 30, 2012, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $424,250 for the six months ended June 30, 2012 due to proceeds from notes payable to related parties of $362,500 and from the exercise of warrants totaling $61,750.

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

On May 6, 2013, we conducted the third closing under a private placement offering selling 625,000 units for $250,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in July of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $32,500 and are obligated to issue 93,750 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On April 30, 2013, we issued 12,500 shares of common stock for cash in the amount of $5,000.

On May 15, 2013, we entered into an amendment to the managing dealer agreement with Finance 500, Inc., whereby Finance 500 agreed to reduce the number of warrants issuable to them by 30,000, bringing the number of warrants issuable to them down from 234,375 to 204,375 as of the date of the amendment.

On June 10, 2013, we conducted the fourth closing under a private placement offering selling 437,500 units for $175,000 to four accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in July of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $22,750 and are obligated to issue 65,625 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

Effective June 30, 2013, two employees vested 71,700 shares of common stock. These shares were issued in August of 2013.

On July 30, 2013, we conducted the fifth closing under a private placement offering selling 187,500 units for $75,000 to two accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in August of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 and are obligated to issue 28,125 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On July 30, 2013, we entered into an agreement with an individual to provide training services and agree to issue the service provider 19,445 shares of common stock for his services. These shares were issued in August of 2013.

On August 8, 2013, we issued 150,000 shares to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement, which vested as of June 30, 2013.

On August 8, 2013, we issued 104,000 shares to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of her agreement, which vested as of June 30, 2013.

On August 8, 2013, we authorized and issued 225,000 shares to a director and engineer (Jim Nolton) for services performed for us.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Promissory Note Extensions

On May 27, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on May 27, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.22.

On June 4, 2013, a director, James Miller, extended the maturity date of a $50,000 term note due and payable on June 4, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.23.

On June 4, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $100,000 term note due and payable on June 4, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.24.

On June 12, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $100,000 term note due and payable on June 12, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.25.

On June 23, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on June 23, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.26.

On June 24, 2013, a director, Corey Lambrecht, extended the maturity date of a $50,000 term note due and payable on June 24, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.27.

On July 9, 2013, our CEO/president, C. Stephen Cochennet, extended the maturity date of a $50,000 term note due and payable on July 9, 2013 until September 1, 2013. A copy of the extension is attached hereto as Exhibit 10.28.

Press Releases

On July 30, 2013, we issued a press release providing a corporate update. A copy of the press release is attached hereto as Exhibit 99.11.

On August 6, 2013, we issued a press release disclosing our first industry sales. A copy of the press release is attached hereto as Exhibit 99.12.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)

10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
99.11	Corporate order press release dated July 30, 2013
99.12	Security Industry Sales press release dated August 6, 2013
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: August 14, 2013	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: August 14, 2013	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)