Form 10-Q
period 2013-09-30
Guardian 8 Holdings
filed 2013-11-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2013, was 35,774,292, not including 2,677,750 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash	$202,961	$41,855
Accounts receivable, net of allowance for doubtful accounts of $952 and $0 as of September 30, 2013 and December 31, 2012	12,035	-
Prepaid expenses	384,199	83,508
Deposits on inventory	89,478	-
Inventory
Finished goods	63,736	-
Finished goods on consignment	2,238	-
Total current assets	754,647	125,363

Fixed assets, net of accumulated depreciation of $28,117 and $918 as of September 30, 2013 and December 31, 2012	218,847	90,297

Website, net of accumulated amortization of $16,273 and $10,415 as of September 30, 2013 and December 31, 2012	7,160	13,019

Patent, net of accumulation amortization of $3,286 and $2,502 as of September 30, 2013 and December 31, 2012	16,571	7,883

Total assets	$997,225	$236,562

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$103,300	$82,037
Deferred revenue	1,050	-
Accrued payroll expenses	224,581	-
Accrued interest, related party	8,162	2,038
Insurance Payable	66,412	-
Notes payable
Related	1,023,933	200,000
Unrelated	100,000	-
Total current liabilities	1,527,438	284,075

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 35,742,792 and 30,874,508 At September 30, 2013 and December 31, 2012, respectively	35,742	30,874
Common stock owed but not issued: 385,500 and 1,225,994 at September 30, 2013 and December 31, 2012	386	1,226
Paid in capital	4,973,390	3,299,780
Accumulated deficit	(5,539,731)	(3,379,393)
Total stockholders’ deficit	(530,213)	(47,513)

Total liabilities and stockholders’ deficit	$997,225	$236,562

The accompanying notes are an integral part of the condensed financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Operations
Unaudited

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues	$22,527	$-	$25,651	$-
Cost of sales	5,720	-	6,696	-
Gross profit	16,807	-	18,955	-
Depreciation and amortization	16,443	2,875	33,842	7,585
General and administrative expenses	860,148	351,681	2,105,393	999,563
	876,591	354,556	2,139,235	1,007,148
Loss from operations	(859,784)	(354,556)	(2,120,280)	(1,007,148)

Other (expense):
Interest Expense	(18,195)	(630)	(40,058)	(278,859)

Loss before income tax	(877,979)	(355,186)	(2,160,338)	(1,286,007)
Provision for Income tax expense	-	-	-	-
Net loss	$(877,979)	$(355,186)	$(2,160,338)	$(1,286,007)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.05)

Weighted average shares outstanding - basic and diluted	34,857,006	28,661,817	32,383,557	27,755,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Shareholder’s Equity
 For the period of January 1, 2012 to September 30, 2013
Unaudited

			Common Stock
	Common Stock		Owed but Not Issued		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	27,412,318	$27,412	$-	-	$1,560,123	$(1,610,943)	$(23,408)

Common stock issued for compensation	330,000	330	800,000	800	407,870	-	409,000
Common stock issued for services	145,000	145	180,000	180	151,700	-	152,025
Common stock sold for cash	392,500	393	112,500	113	201,494	-	202,000
Exercise of warrants into common stock	247,000	247	-	-	61,503	-	61,750
Discounts on notes payable	-	-	-	-	226,422	-	226,422
Conversion of notes payable and interest into common stock	3,107,690	3,107	133,494	133	689,908	-	693,148
Common stock cancelled	(760,000)	(760)	-	-	760	-	-
Net loss for year	-	-	-	-	-	(1,768,450)	(1,768,450)
Balance, December 31, 2012	30,874,508	30,874	1,225,994	1,226	3,299,780	(3,379,393)	(47,513)

Common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	582,400	582	254,000	254	322,508	-	323,344
Common stock issued for services	609,890	610	31,500	32	215,505		216,147
Common stock sold for cash	2,300,000	2,300	-	-	917,700	-	920,000
Conversion of warrant to common stock	150,000	150	-	-	37,350	-	37,350
Conversion of notes payable into common stock	-	-	100,000	100	34,900	-	35,000
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(150,877)	-	(150,877)
Net loss for the nine months	-	-	-	-	-	(2,160,338)	(2,160,338)
Balance September 30, 2013	35,742,792	$35,742	385,500	$386	$4,973,390	$(5,539,731)	$(530,213)

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,160,338)	$(1,286,007)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	216,147	64,750
Stock issued for compensation	323,344	135,000
Depreciation and amortization	33,842	7,585
Amortization of discount on notes payable	26,636	257,747
Allowance for bad debts	952	-
Change in operating assets and liabilities:
Accounts receivable	(12,987)	-
Prepaid expenses	(30,804)	59,088
Deposits on inventory	(89,478)	-
Inventory	(65,974)	-
Accounts payable and accrued expenses	21,264	43,771
Deferred revenue	1,050	-
Accrued interest	8,162	21,113
Accrued payroll and payroll taxes	224,581	-
Insurance payable	64,374	-
Net cash used by operating activities	(1,439,229)	(696,954)
Cash flows from investing activities:
Purchase of property and equipment	(165,221)	(5,005)
Net cash used by investing activities	(165,221)	(5,005)
Cash flows from financing activities:
Proceeds from common stock sales	769,123	107,000
Proceeds from warrant exercises	37,500	61,750
Proceeds from notes payable, related party	858,933	362,500
Proceeds from notes payable, unrelated	100,000	-
Net cash provided by financing activities	1,765,556	531,250

Net increase (decrease) in cash and cash equivalents	161,106	(170,709)
Cash and cash equivalents, beginning of period	41,855	195,894

Cash and cash equivalents, end of period	$202,961	$25,185

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for services	$216,147	$64,750
Shares issued for services	641,390	135,000
Stock authorized for compensation	$323,344	$135,000
Shares authorized for compensation	836,400	330,000
Notes payable converted to common stock	$35,000	$666,450
Shares issued for notes payable converted	100,000	3,107,690

The accompanying notes are an integral part of these financial statements.

Guardian 8 Holdings
Notes to Condensed Consolidated Financial Statements

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three months and nine-months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 28, 2013.

Effective July 1, 2013 the Company transitioned from reporting as a development stage entity to an operating entity as revenues became sustainable with product sales.

Principles of consolidation

For the three and nine month periods ended September 30, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of September 30, 2013 and December 31, 2012, there were cash equivalents of $202,961 and $41,855 respectively.

Revenue recognition

It is the Company’s policy that revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the three months ended September 30, 2013 was $22,527.  Revenue for the nine months ended September 30, 2013 was $25,651.  There were no revenues for the three or nine months ended September 30, 2012.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  Extended warranties that provide additional coverage beyond the limited warranty, ranging from one to four years, are anticipated to be offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  During the three months ended September 30, 2013 the, Company recorded $1,050 to deferred revenue, and had related warranty expense of $319.  There was no deferred revenue or warranty expensed during the prior six months of 2013, or for the fiscal year ended December 31, 2012.

Research and development costs

The Company expenses all costs of research and development as incurred. There are R&D costs included in other general and administrative expenses of $294,250 and $126,474 for the three-months ended September 30, 2013 and 2012 respectively.  For the nine months ended September 30, 2013 and 2012, research and development expenditures were $543,779 and $392,081.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling and equipment will be depreciated once the assets are approved for placement into service	3 - 5 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and the year ended December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 10 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the three or nine months ended September 30, 2013 and 2012.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the three and nine months ended September 30, 2013 and 2012, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of September 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 7,270,560 from warrants.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2013, the Company has an accumulated deficit of $5,539,731, and the Company’s current liabilities exceed current assets by $772,791.

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

Note 3 – Property and equipment

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Equipment	$96,379	$-
Tooling	120,536	86,210
Leasehold Improvements	6,007	-
Furniture and fixtures	24,042	5,005
	246,964	91,215
Less accumulated depreciation	28,117	918
	$218,847	$90,297

As of September 30, 2013, all tooling was complete and placed into service.

Note 4 – Deposit on Inventory

As of September 30, 2013, the Company has paid $89,478 for a deposit on inventory of its finished personal security devices.  As part of an agreement, the Company has a commitment to pay an additional $126,202 at various points of production of the product.

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

On November 13, 2012, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at a rate of 12% and was due on September 1, 2013.

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

On August 12, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note bears interest at 12% per annum and is payable on November 30, 2013.

On August 26, 2013, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $150,000.  The note bears interest at 12% per annum and is payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes shall mature on April 30, 2014, bear interest at 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
Total			$648,933

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note bears interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 30, 2013, the Company received a note payable in the amount of $100,000.  The note bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.   The warrants are exercisable at $0.40 per share.

As of September 30, 2013, the Company has notes payable of $1,123,933 and accrued interest of $8,162.   All amounts are due within the next year.  The Company also recognized $169,889 of expense associated with the convertible features of the notes payable issued during the three months ended September 30, 2013.

Total interest expense on notes payable was $40,058 and $278,859 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

The following summarizes the outstanding notes payable as of September 30, 2013:

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
September 1, 2013	12.0%	April 30, 2014	45,000
September 18, 2013	12.0%	April 30, 2014	50,000
September 19, 2013	12.0%	April 30, 2014	30,000
September 19, 2013	12.0%	April 30, 2014	250,000
September 30. 2013	12.0%	April 30, 2014	100,000
Total			$1,123,933

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

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of September 30, 2013, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and will be amortized over the 20-year life of the patents once issued and placed into service.

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

On May 15, 2013, the Company issued a five-year warrant to purchase 22,000 shares of common stock at $0.40 per share for the first month of services under a Investor Relations Letter of Engagement.

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

On June 30, 2013 employees vested 325,700 shares of common stock.  The value of the stock was $114,039 and the 325,700 shares were owed but not issued at June 30, 2013.  See Note 12 for further details.

On July 1, 2013, the Company issued a five-year warrant to purchase 22,000 shares of common stock at $0.40 per share for the second month of services under a Investor Relations Letter of Engagement.

On July 30, the Company entered into two agreements with independent contractors to deliver a training course for their product.  As part of the agreement, the Company will issue each contractor 19,445 shares of its common stock, with a value of $7,778 for each of their services, totaling 38,890 shares of its common stock, with a value of $15,556 which were expensed during the third quarter of 2013.

On July 30, 2013, the Company conducted a closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 and is obligated to issue 28,125 warrants to registered broker. Each warrant will entitle registered broker, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $25,659 of expenses associated with this offering, for a net amount of $49,341.

On August 12, 2013, the CEO agreed to convert $35,000 of his notes payable into 100,000 shares of common stock, with a value of $35,000 per a prior warrant agreement.  These shares were owed but not issued as of September 30, 2013.

On August 29, 2013, the Company authorized and issued 225,000 shares with a value of $67,500 to a director and engineer for services performed for the Company.

On August 30, 2013 the Company issued 150,000 shares of its fully paid and non-assessable restricted common stock, valued at $0.25 per share, upon exercise of a warrant form and receipt of $37,500 from a current stockholder.

On August 30, 2013, the Company issued 142,000 shares, valued at $41,194, for public and investor relation services pursuant to an agreement dated August 26, 2013.

On August 30, 2013, the Company issued a five-year warrant to purchase 22,000 shares of common stock at $0.40 per share for the third and final month of services under a Investor Relations Letter of Engagement.  The warrant was valued at $6,300.

On September 23, 2013, the Company issued 31,500 shares of stock, valued at $11,009 to a consultant for services per a signed contract.  The shares were issued at $0.3495 per share.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 150,000 shares, valued at $66,000 to its CEO pursuant to the terms of his employment agreement.  These shares were owed but not issued as of September 30, 2013.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 104,000, valued at $45,760 shares to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were owed but not issued as of September 30, 2013.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 31,500 shares of stock, valued at $13,388, to a consultant for services per a signed contract.  The shares were owed but not issued as of September 30, 2013.

During the three months ended September 30, 2013, in connection with the issuance of new promissory notes, the Company issued 1,023,935 three year warrants for the purchase of shares of its common stock for $0.40 per share.

As of September 30, 2013, there were 35,742,792 common shares issued and outstanding, 385,500 common shares owed but not issued, and no preferred shares issued.

Note 8 – Options and warrants

Options

As of September 30, 2013 and December 31, 2012 there are no outstanding options.

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

During the nine months ended September 30, 2013, 150,000 warrants were exercised at a strike price of $0.40 per warrant, with proceeds recorded to common stock and additional paid in capital.  In addition, a warrant to purchase 100,000 shares of common stock, with a strike price of $0.35, was exercised and paid for by reducing a related party note payable in the amount of $35,000.

During the nine months ended September 30, 2013, the Company issued 4,600,000 warrants to purchase common stock relating to the sale of units as noted in Note 7.  All warrants have a term between three and ten years and a strike price ranging from $0.55 to $0.75.  Associated with the sale of its units under the current offering (“PPM”), the Company is obligated to issue an additional 298,125 warrants priced at $0.40 to the registered broker/dealer contracted

During the three months ended September 30, 2013, the Company also issued a total of 66,000 5-year warrants to purchase shares of common stock at $0.40 per share for services under an Investor Relations Letter of Engagement.

As of September 30, 2013, the Company issued 1,153,935 warrants associated with notes payable convertible into common stock.  See Note 5 for further details.

A summary of warrants as of September 30, 2013 and December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding 12/31/2012	-	$-	1,432,500	$0.53
Granted	-	-	6,118,060	0.51
Cancelled	-	-	30,000	0.40
Exercised	-	-	250,000	0.29
Outstanding 9/30/2013	-	$-	7,270,560	$0.51

Note 9 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January of 2012 to March of 2014 at a rate of $1,907 per month. Future minimum payments as of September 30, 2013 under this lease are $5,721 for 2013, and $5,721 for 2014.

Rent expense was $18,031 and $19,410 for the nine months ended September 30, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company issued 60,000 shares, valued at $29,400 to a former director for consulting services.

During the years ended December 31, 2012 and 2011, the Company issued notes payable to related parties in exchange for cash.  The maturity dates for these notes were extended during the quarter ended September 30, 2013.  See Note 5 for further details.

During the nine months ended September 30, 2013 the Company issued convertible notes payable and warrants to related parties in exchange for cash.  See Note 5 for further details.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of September 30, 2013 or December 31, 2012; therefore, a reconciliation of the changes during the year is not shown.

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

The Company’s operations for the three and six months ended September 30, 2013 and 2012 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to September 30, 2013.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 12 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of September 30, 2013, in accordance with the terms of the agreement, the employee vested 122,500 shares of restricted stock for achieving milestones as set forth in the employment agreement.   As of September 30, 2013, 122,500 of these shares were issued and 327,500 are reserved for future issuance.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of September 30, 2013, in accordance with the terms of the agreement, the employee vested 38,400 shares of restricted stock for achieving milestones as set forth in the employment agreement.  As of September 30, 2013, 38,400 shares were issued, and 249,600 are reserved for future issuance.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of September 30, 2013 450,000 common shares have vested.  300,000 shares were issued during the second quarter of 2013, and 150,000 shares were owed, but not issued as of September 30, 2013.    In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013 and will accrue until the Company completes certain requirements per the agreement.   At which time the accrued wages shall be paid in full.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of September 30, 2013, 208,000 shares have vested.  As of September 30, 2013, 104,000 of the shares vested were issued, and 104,000 shares were owed but not issued.    In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3000, which began to accrue on January 1, 2013 and will continue to accrue until the Company completes certain requirements per the agreement.  At which time the outstanding related party accounts payable will be paid in full.

As of September 30, 2013, the Company has a total of 1,579,350 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	327,500
Vice President of Customer Support	249,600
Chief Executive Officer	450,000
Non-Employee Interim Chief Financial Officer	312,250
Lead Engineer	240,000
Total	1,579,350

Note 13 – Public Relations Agreement

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

On August 30, 2013, we authorized the issuance of 142,000 to a company providing investor relations services to us. The shares were issued in September of 2013.

On May 15, 2013 we authorized the issuance of a five-year warrant to purchase 66,000 shares of common stock for $0.40 per share.  These warrants vested at a rate of 22,000 per month over the three month period of the agreement.  As of September 30, 2013 all 66,000 were vested.

Note 14 – Subsequent events

In preparing these financial statements, the Company evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued.

On October 1, 2013, in connection with the issuance of a new promissory note, the Company issued a 100,000 three year warrant for the purchase of shares of its common stock for $0.40 per share.

On October 3, 2013, the Company issued 31,500 shares of its common stock, valued at $13,388 for engineering services contracted during the second quarter of 2013.

On October 11, 2013, the Company conducted a closing under a private placement offering selling 250,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued. In connection with the sale of these units, we paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $13,000 and are obligated to issue 15,000 warrants to the registered broker. Each warrant can be exercised to purchase one share of our common stock at $0.40 per share for ten years. The Company also incurred $3,655.02 of expenses associated with this offering, for a net amount of $83,344.98.

On October 25, 2013, the Company conducted a closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $40,950, and is obligated to issue 118,125 warrants to the registered broker/dealer.  Each warrant can be exercised to purchase one share of the Company’s common stock at $0.40 per share for ten years.  The Company also incurred $8,773.79 of expenses associated with this offering, for a net amount of $265,276.21.

On October 29, 2013, the Company received $14,375 from two accredited investors and current stockholders for the exercise of warrants to purchase 62,500 shares of common stock.

On October 29, 2013, the Company received $40,000 from an accredited investor for the purchase of 100,000 units. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.

On November 12, 2013, the Company conducted a closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435, and is obligated to issue 82,425 warrants to the registered broker/dealer.  Each warrant can be exercised to purchase one share of the Company’s common stock at $0.40 per share for ten years.  The Company also incurred $2,314 of expenses associated with this offering, for a net amount of $475,751.

On November 12, 2013, the Company received subscriptions for $145,000 of units under the private placement offering from five accredited investors. The Company anticipates funds to be delivered and a closing to occur before November 30, 2013.

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

For the three and nine months ended September 30, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1,2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage Entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

During the nine months ended September 30, 2013, the Company received its first production units assembled by its contract manufacturer and shipped initial revenue totaling $25,651.  Included with these orders was the purchase of $1,050 of revenue associated with the sale of its one-year extended warranty. The Company has deferred this revenue, and will recognize it over the twelve months covered by the warranty period.

 In 2013, key personnel were hired in the areas of Sales and Operations.  These hires include an experienced Vice President of Customer Service, a lead manufacturing engineer, and a Sales Manager.  We intend to expand our sales and marketing staff, as well as administrative support during the next few months enabling us to reach key customers and shorten the sales cycles.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  There were $22,527 of revenues for the three months ended September 30, 2013, and $25,651 for the nine months ended September 30, 2013.  There were no revenues for the three or nine months ended September 30, 2012.

In addition to the $22,527 recognized in the third quarter of 2013, the Company deferred $1,050 of revenue associated with the purchase of its one year extended warranty.  There were no revenue deferrals in 2012.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

On April 20, 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer. Ms. Hanrahan has extended the term of her agreement until such time as the Company finds a suitable replacement or, by the end of March of 2014.

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

During the nine months ended September 30, 2013, our CEO/president, C. Stephen Cochennet, along with two directors exchanged existing term notes along with accrued interest totaling $648,933 to three new notes, bearing interest at a rate of 12% per annum, which include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

We issued four additional notes payable to related parties, including our CEO, during the month of September, totaling $375,000.  These notes all bear interest at a rate of 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

Also during the three months ended September 30, 2013, we issued a note payable to a non-related party in the amount of $100,000.  This note bears interest at a rate of 12% per annum, and includes a three-year warrant for 100,000 shares of common stock, exercisable at $0.40 per share.

During the nine months ended September 30, 2013, we agreed to sell 2,300,000 shares of common stock for $920,500, less private placement fees of $150,877.  We also issued 641,890 shares of common stock in exchange for services in the amount of $216,147, and had warrants to purchase 250,000 shares of common stock converted through the payment of $37,500 in cash, and a reduction of $35,000 in a related party note payable.

We entered into five employment and or consulting contracts during the past nine months, in which employees of the Company receive vested shares either at set times, or if the Company meets certain criteria in the respective time periods of their contract.  As of September 30, 2013, 836,400 common shares vested per these contracts, for a total expense of $323,344.  A total of 254,000 shares were owed but not issued as of September 30, 2013.

During the three months ended September 30, 2013, revenue increased over the prior period, as additional production units became available for sale.  We also attended the ASIS conference in September where we initiated our training program and accepted new test and evaluation commitments from industry leaders in the Security market.  These trial units have not been recognized as revenue, but will be recorded as payment is received, or a purchase order documenting collectability is obtained.

On September 13, 2013, we received a Research Report (the “Report”) prepared by Steven Ralston, CFA (the “Analyst”) of Zacks Small-Cap Research. We assisted the Analyst in gathering information for the Report, however, the understanding between us and the Analyst calls for the Analyst to maintain full discretion to report his own opinion about our investment prospects and its desirability for both individual and institutional investors.

In May of 2013, we entered into a service agreement with Zacks Investment Research, Inc. for the distribution of the Zacks Small Cap Research Report and the use of Zacks Advanced Targeting Software, whereby Zacks has licensed us to use the web based software targeting programs owned by Zacks. We agreed to pay Zacks a fee of $18,000 over the twelve month term of the service agreement. Zacks Advanced Targeting Software is used for targeting Institutional Investors / Buy & Sell Side Contact Directories and accessing shareholder data and peer group holdings analysis.

Results of Operations for Guardian 8 Corporation for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase/ (Decrease)

Revenues	$25,651	$-	$25,651
Cost of sales	6,696	-	6,696
Gross Profit	18,955	-	18,955
Operating Expenses	2,139,235	1,007,148	1,132,087

Net (loss) from operations	(2,120,280)	(1,007,148)	(1,113,132)
Interest expense	(40,058)	(278,859)	(238,801)

Net (loss)	$(2,160,338)	$(1,286,007)	$(874,331)

Net (loss) per share	$(0.07)	$(0.05)	$(.02)
Weighted average shares outstanding	32,383,557	27,755,124

During the second and third quarters of 2013, we shipped our first production units, generating revenue of $25,651, and cost of sales of $6,696.  We did not have revenue in the first quarter of 2013, or the first nine months of 2012.

We generated net losses of $2,160,338 and $1,286,007 for the nine months ended September 30, 2013 and 2012, respectively. Our losses were generated from general and administrative expenses; however, did include research and development costs related to our Pro V2 device of $543,779 and $392,081 for the nine months ended September 30, 2013 and 2012, respectively.

We anticipate continued losses from operations until such time as we generate revenues through the sale of our device.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes. From June of 2009 through September 30, 2013, we raised $2,074,123 through the sale of our common stock, $61,750 from the exercise of 247,000 warrants in conjunction with notes payable, and an additional $1,888,433 through the issuance of notes payable, net of $10,000 of principle payments, and exercise of warrants for 100,000 shares of common stock with the exercise price of $35,000 paid by the reduction of a note payable to the individual exercising the warrant.  As of September 30, 2013, our cash balance was $202,961. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes, third party financings and revenue generated through the sales of our products and training services. We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $543,779 and $392,081 for the nine months ended September 30, 2013 and 2012, respectively. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

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

Changes in the number of employees.

We have six full-time employees, C. Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, our Lead Manufacturing Engineer, Douglas Cote, National Sales Manager, and one additional accounting support person for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to continue hiring sales and operations employees in 2013 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2013.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	September 30, 2013	September 30, 2012

Current assets	$484,760	$129,238
Current liabilities	1,257,551	105,583
Surplus (Deficit)	$(772,791)	$23,655

Changes in cash flows are summarized as follows:

We had a net loss of $2,160,338 for the nine months ended September 30, 2013.  This loss was offset by non-cash items such as stock issued for services of $216,147, stock issued for compensation of $323,344, depreciation and amortization of $33,842, the amortization of discount on notes payable of $26,636 and the allowance for bad debts of $952.  We had cash used by the increase in accounts receivable of $12,987, prepaid expenses of $30,804, deposits on inventory of $89,478, and the increase in inventory of $65,974.  We had cash provided due to the increase in accounts payable and accrued expenses of $21,264, deferred revenue of $1,050, increase in accrued interest of $8,162, the increase in accrued payroll and payroll taxes of $224,581, and the increase in insurance payable of $64,374.

We had cash used by investing activities of $165,221 for the nine months ended September 30, 2013 due to the purchase of property and equipment, as well as for patent development.

We had cash provided by financing activities of $1,765,556 for the nine months ended September 30, 2013.  This included proceeds from the sale of common stock of $769,123 proceeds from the conversion of warrants of $37,500, proceeds from notes payable to related parties of $858,933, and proceeds from notes payable to unrelated parties of $100,000.

We had a net loss of $1,286,007 for the nine months ended September 30, 2012.  This included non-cash items such as stock issued for services of $64,750, stock issued for compensation of $135,000, depreciation and amortization of $7,585 and the amortization of discounts on notes payable of $257,746.  We had cash provided by a decrease in prepaid expenses of $59,088, and the decrease in accounts payable and accrued expenses of $43,771, and by the decrease in accrued interest to related parties of $21,113.

We had cash used by investing activities of $5,005 for the nine months ended September 30, 2012, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $531,250 for the nine months ended September 30, 2012.  This included proceeds from the sale of common stock of $107,000, proceeds from warrants exercised of $61,750 and proceeds from notes payable to related parties of $362,500.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2013, we authorized the issuance of a five year warrant to purchase 22,000 shares of our common stock at $0.40 per share to a consultant providing investor relations services to us.

On July 1, 2013, we authorized the issuance of a five year warrant to purchase 22,000 shares of our common stock at $0.40 per share to a consultant providing investor relations services to us.

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

On July 30, 2013, we entered into agreements with two individuals to provide training services and agreed to issue the service providers 38,910 shares of common stock for their services. These shares were issued in August of 2013.

On August 8, 2013, we issued 150,000 shares of common stock to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement, which vested as of June 30, 2013.

On August 8, 2013, we issued 104,000 shares of common stock to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of her agreement, which vested as of June 30, 2013.

On August 8, 2013, we issued 70,000 shares to our Chief Operating Officer (Paul Hughes) and 19,200 to our Vice President of Customer Support (Jose Rojas) pursuant to their respective employment agreements and achievements of milestones during the quarter ended June 30, 2013.

On August 8, 2013, we authorized and issued 225,000 shares to a director and engineer (Jim Nolton) for services performed for us.

On August 12, 2013, our CEO/president, C. Stephen Cochennet, exercised a warrant for the purchase of 100,000 shares of our common stock for $35,000, which was deducted from the $100,000 principal balance owed to Mr. Cochennet under the terms of a promissory note dated November 13, 2012, as amended. Thereby reducing the principal amount owed to Mr. Cochennet under the note to $65,000 plus accrued and unpaid interest. As of the date of this report the shares have not been issued.

On August 16, 2013, we authorized the issuance of a five year warrant to purchase 22,000 shares of our common stock at $0.40 per share to a consultant providing investor relations services to us.

On August 30, 2013, we authorized the issuance of 150,000 shares of common stock to an accredited investor upon the exercise of warrants for cash totaling $37,500. The shares were issued in September of 2013.

On August 30, 2013, we authorized the issuance of 142,000 to a company providing investor relations services to us. The shares were issued in September of 2013.

On August 30, 2013, we authorized the issuance of a five year warrant to purchase 22,000 shares of our common stock at $0.40 per share to a consultant providing investor relations services to us.

On September 6, 2013, we authorized and issued 31,500 shares to a consultant assisting with the development of our Pro V2 device.

During September and October of 2013, in connection with the issuance of new promissory notes, we issued 1,123,935 three year warrants for the purchase of shares of our common stock for $0.40 per share.

On October 3, 2013, we authorized 31,500 shares to a consultant assisting with the development of our Pro V2 device. The shares were issued in November of 2013.

On October 11, 2013, we conducted the sixth closing under a private placement offering selling 250,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $13,000 and are obligated to issue 15,000 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On October 25, 2013, we conducted the seventh closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $40,950 and are obligated to issue 47,250 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On October 29, 2013, we received $14,375 from two accredited investors and current stockholders for the exercise of warrants to purchase 62,500 shares of common stock. As of the date of this report the shares have not been issued.

On October 29, 2013, we received $40,000 from an accredited investor for the purchase of 100,000 units. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued.

On November 12, 2013, we conducted the eighth closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435 and are obligated to issue 82,425 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On November 12, 2013, we received subscriptions for $145,000 of units under the private placement offering from five accredited investors. We anticipate funds to be delivered and the final closing to occur before November 30, 2013.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Promissory Notes

On August 12, 2013, we received $50,000 from our CEO/president, C. Stephen Cochennet, in the form of an unsecured promissory note. The note bears interest at 12% per annum and was payable on November 30, 2013.

On August 26, 2013, we executed a $150,000 unsecured promissory note payable to our CEO/president, C. Stephen Cochennet. We received $50,000 of the funds on August 26, 2013, with the remaining $100,000 received on August 30, 2013. The note bears interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, we authorized a series of 12% term notes (the “New Notes”). Each New Note bears interest at 12% per annum and matures on April 30, 2014. Further, each New Note includes one warrant to purchase one share of the Registrant’s common stock for each dollar of principal amount of the New Note, which is exercisable for a period of three years at $0.40 per share (the “Warrants”).

On September 1, 2013, the Registrant exchanged $615,000 in principal amount of unsecured promissory notes, including $33,933.34 in accrued interest (total of $648,933.34), for New Notes as follows:

Noteholder	Position(s) with Registrant	Original Note Amount(s) with Accrued Interest	Original Note Due Date(s)	New Note Amount	Number of Warrants	New Note Exhibit #
C. Stephen Cochennet	CEO/President/Chairman	$74,500.00	9/1/13	$543,300.01	543,301	10.2
		$54,416.67	9/1/13
		$54,116.67	9/1/13
		$53,666.67	9/1/13
		$105,966.67	9/1/13
		$50,333.33	11/30/13
		$150,300.00	11/30/13

James G. Miller	Director	$52,983.33	9/1/13	$52,983.33	52,984	10.3

Corey Lambrecht	Director	$52,650.00	9/1/13	$52,650.00	52,650	10.4

On September 1, 2013, we issued a New Note for the principal amount of $45,000 to a director, Jim Nolton, for engineering services performed on behalf of us. Mr. Nolton was also issued 45,000 Warrants.

On September 18, 2013, we received $50,000 from its CEO/president, C. Stephen Cochennet, in the form of a New Note. Mr. Cochennet was also issued 50,000 Warrants.

On September 19, 2013, we received $250,000 from Kansas Resource Development Company, a company owned and controlled by our CEO/president, C. Stephen Cochennet, in the form of a New Note. Kansas Resource Development Company was also issued 250,000 Warrants.

On September 19, 2013, we received $30,000 from a director, James G. Miller, in the form of a New Note. Mr. Miller was also issued 30,000 Warrants.

On September 30, 2013, we received $100,000 from an unaffiliated third party accredited investor in the form of a New Note. The new noteholder was also issued 100,000 Warrants.

Press Releases

On September 5, 2013, we issued a press release disclosing the debut of our training program for the Pro V2 device. A copy of the press release is attached hereto as Exhibit 99.14.

On September 19, 2013, we issued a press release disclosing our exhibiting at the ASIS 2013 industry trade show. A copy of the press release is attached hereto as Exhibit 99.15.

On October 7, 2013, we issued a press release disclosing increased production of our Pro V2 device to meet demand. A copy of the press release is attached hereto as Exhibit 99.16.

On October 14, 2013, we issued a press release disclosing the signing of a distributor agreement with Nova Security Group for school administrators and campus safety officials. A copy of the press release is attached hereto as Exhibit 99.17.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)

10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
99.11	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.12	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)

99.13	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.14	Training Program Press Release dated September 5, 2013
99.15	ASIS 2013 Exhibition Press Release dated September 19, 2013
99.16	Production Increase Press Release dated October 4, 2013
99.17	Nova Security Group Distributor Agreement Press Release dated October 14, 2013
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: November 14, 2013	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: November 14, 2013	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)