Form 10-K
period 2013-12-31
Guardian 8 Holdings
filed 2014-03-28
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
 ☐ Yes          ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,604,133.80 based on a share value of $0.3495.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,822,092 shares of common stock, $0.001 par value, outstanding on March 21, 2014, which does not include 1,308,179 shares authorized but unissued.

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

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	our ability to efficiently manage our debt obligations;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures;
·	our ability to recruit and hire key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

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

Recent Developments

In March of 2012 we announced the Pro V2. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The Pro V2 will also be available to security conscious industries where staff safety is an ongoing priority.

Throughout the second half of 2012 and the first three quarters of 2013, we were focused on four main initiatives:

•	raising capital to expand operations;
•	transitioning from early prototype development into full scale manufacturing operations with our contract manufacturer;
•	building our infrastructure to support product rollout; and
•	developing our sales pipeline and distribution channel.

Our capital raise included components of debt and equity instruments.  The debt was primarily issued to related party participants to provide working capital between infusions of equity purchases through private placement offerings.  In total, we entered into notes totaling $562,500 in 2012; and $958,933 in 2013.  These notes included a three-year warrant provision, 12% interest on the outstanding principal, and were extended to ensure we had adequate cash flow until sufficient capital was raised through equity sales.  (Please refer to Part II, Note 6 for further detail).  We also raised approximately $2.0 million through the sale of a unit private placement offering through a registered broker/dealer.  (Please refer to Part II, Note 8 for details of the equity transactions).

Our production operations are outsourced to a Taiwan based entity that has established a successful reputation in the manufacture of mobile and electronic devices.  During 2013, this organization, assisted by our engineers and executives, transitioned the Pro V2 production of test and evaluation units to low rate initial production (LRIP) runs.  This enabled us to generate our first revenue through the sale of product and build inventory for anticipated 2014 sales.  As a result of achieving some initial sales, which we believe will continue to grow in the future periods, we transitioned from being a development stage entity to an operational entity for purposes of financial reporting.  In total, we recognized $43,619 in revenue for the fiscal year ended December 31, 2013.

During 2013 we also made significant investments in personnel and systems that will continue as sales expand.  Specifically, we hired a Vice President of Customer Service, a sales team, administrative support, as well as contracted training staff to support product roll out.  We anticipate making additional strategic hires in 2014 to support our efforts in reaching our targeted markets.

During the year, we did add 350 leads to our contact database, initiated forty-six test and evaluation programs with strategic customers, and certified 52 trainers.  In addition, we attended five key trade shows within the Private Security and Hospital Security industries, and intend to continue making a presence at these type of events in the coming months.

On January 17, 2014, we entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provides for an aggregate of up to $700,000 at any time outstanding pursuant to a revolving line of credit and matures on January 16, 2015.  The agreement is secured by inventory, work in process, accounts receivable and was personally guaranteed by our Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments. A copy of the Cornerstone Line of Credit Agreements are attached hereto as Exhibit 10.43.

Primary Business Strategy

Guardian 8 develops and distributes a proprietary new class of non-lethal weapons to the professional security market.  This product was designed by the Company in response to demands from professional security guards seeking a more robust product as well as highly functional tool for their duty belt.

The Company went through several years of development with our targeted industry to ensure that the compliment of features included in our product, the Pro V2, would address the needs of the user.  This included several revisions of the platform before our final product was introduced in the second quarter of 2013.

During the third quarter of 2013, the Company received its first production units assembled by its contract manufacturing, and began shipping product for both evaluation by potential customers, and actual orders where revenue was recognizable for the period.  The Company also developed its user-training program, to include certification of individuals who passed the combination of classroom and tactical training exercises.  The first training classes were held in the third and fourth quarter of 2013, resulting in more than 52 certified instructors being readied for field deployment.

During the same period, the Company added strategic hires to begin promoting and selling product within its targeted market of private security and to expand the test and evaluation program introducing the Pro V2 to new customers.  This included personnel in Customer Service, Sales, and Technical service.

The Guardian 8 Pro V2 Device

The G8 Pro V2, and enhanced non-lethal (ENL) device is a product that combines a multitude of non-lethal technologies designed to help protect individuals from aggressors and assailants, while notifying law enforcement authorities and other stakeholders of the situation.

The G8 Pro V2 is a small, hand-held device that integrates a collection of non-lethal technologies including a: Laser Spotter, LED Strobe Light, Alerting Siren, Camera, Microphone, and O.C. Pepper Spray to give the user a single solution for effectively defending against aggressive subjects.

The unit’s risk mitigation capabilities are further enhanced through the patented use of Bluetooth® enabled emergency notification technology creating a command center communication link and incident recording capabilities.  Finally, the G8 Pro V2 is designed to support additional device customizations by modifying or disabling features through custom software according to any customer’s security & personnel policies and requirements.

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

Although such devices are assumed to be effective, we believe it is desirable to have a device that presents a plurality of security functions allowing the user to defend against dangerous situations and communicate the impending situation through the deployment of one device.

In response to this perceived need, we have developed a new class of hand held security devices, the ENL which presents a multi-layered set of security features including pepper spray, images, recording, and audio alarms and communication with 9-1-1 or other preselected numbers. Such functions may either be initiated by the user or automatically activated during physical confrontations. The commercial model being released in 2013 resembles an intuitive pistol configuration enabling the user to better manipulate the device and control the available functions, as well as reduce the training requirements.

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

Device Warranty

We offer a three month limited warranty on our device. If the device fails to operate properly for any reason during the warranty period, we will replace the device.

We also offer an additional one-year warranty for a fee.  The revenue derived from the one-year-warranties are deferred at the time of sale, and amortized monthly over the length of the term.  Devices returned during their warranty period will be replaced at no charge, if the return is the result of a manufacturing defect.  If the unit is no longer working as a result of damage to the device, we will charge a discounted replacement price depending on when the product was placed in service or for a flat replacement fee.  Our warranty fees are intended to cover the handling and repair costs and include a profit.  To account for warranty related expenses, we established appropriate reserves.  In addition, our contract manufacturer provides the Company with an overallotment of product to help offset any costs associated with manufacturing defects.

We believe these reserves are adequate, and that our policy will be attractive to our customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties which provide additional coverage beyond the limited warranty, ranging from one to four years are anticipated to be also offered for specified fees.

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

Guardian 8 has established contacts with many of the largest security guarding companies which entail collaborative design, development and documentation efforts to ensure that the final product meets existing customer requirements for functionality and security.  As a result, Guardian 8 has not only identified these contract security providers as ideal launch customers, but has also made significant progress in establishing the value and significance of the G8 Pro V2 within this segment.

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

In addition, the market recognition already received by the G8 Pro V2 through the Company’s industry involvement, active participation and award winning innovation have driven more than 24,000 prospective customer contacts into their SalesForce.com registry.

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

Guardian 8’s SalesForce.com database contains over 1,100 contacts who have expressed interest in purchasing G8 Pro V2 units as they become available to the marketplace.  Among these contacts are representatives from countries representing a remarkable degree of international reach for a development stage company and a promising market channel for reaching millions of professionals, and potentially tens of millions of consumers.

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

International Distribution

We intend to market and distribute our device in foreign markets through a network of distributors. For geographical and cultural reasons, it is anticipated that our distributors, when established, will usually have a territory defined by their country’s borders. These distributors will market our device where allowed by law. For foreign sales we may utilize an established distributor.  As of December 31, 2013, we had two international distributors contracted that had received initial product orders.

Manufacturing

We intend to outsource all of our component manufacturing and assembly at least for the foreseeable future. We currently are utilizing a reputable company based in Taiwan to manufacture our initial device; and we do not foresee any issues with locating additional manufacturers of our device if and when the time arises.

Competition

Our device is anticipated to compete with other defense devices such as electronic control devices, batons, clubs, and other non-lethal chemical sprays; such as those sold by companies as TASER® International, Armor Holdings, Inc., TigerLight, PepperBall Technologies, Kimber, Ruger and FN Herstal. The primary competitive factors in the private citizen market include a device’s cost, perceived liability, optionality, effectiveness, safety and ease of use.

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

While the laser-targeting functionality of our device may be restricted by government export laws for a limited number of countries, pepper spray is the only component of the device that can truly be considered a weapon. Pepper spray causes temporary blindness, pain, breathing problems and panic. When used excessively on someone with a pre-existing medical condition, it can, in rare cases, even result in death. As such, the self-defense product is restricted in some states and countries. The size of the pepper spray canister and the percentage of capsaicin are regulated by some states.

By comparison, many states ban electronic control devices (“ECDs”) from schools and courts, and some have additional restrictions such as limiting their use to homes and businesses or, as with handguns, requiring a concealed weapons permits to carry them in public. At the time of this report, Hawaii, US Virgin Islands, Massachusetts, Rhode Island, New York, New Jersey and the District of Columbia prohibit the use of ECDs by the general public. Unlike ECDs, pepper spray is regulated in only five states and the District of Columbia. These limited regulations restrict retailers by requiring a firearms identification card, in some cases, and by limiting the size of the canister and strength of the spray. The pepper spray regulatory environment is not anticipated to limit our efforts to market our device to the security guard market and should be only a slight headwind in the consumer market in the six states that regulate the product. In addition, we plan to develop a version of our device that does not incorporate pepper spray.

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

Intellectual Property

We intend to protect our intellectual property with U.S. patents and trademarks.  As of December 31, 2013, we have received two US patents for design of the Pro V2 and the initial product.  The Pro V2 also has a design patent internationally via OHIM filing.  In addition to design patents, we have also had one US utility patent issued for the integration of our message playback via Bluetooth connectivity.  And, we have one additional US mechanical utility patent under review.

As of December 31, 2013, we also received notification that our trademark filing for the G8 logo was approved and is pending issue.

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

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Research and Development

Since our inception, we have expensed approximately $1,575,000 on research and development. Our investment in research and development staff and equipment is anticipated to increase as our device gains market acceptance and we move into design and development of additional versions of our device or other products. Our return on this investment is intended to be realized over the long term, although new systems and technologies may have a more immediate impact on our business.

Employees

We currently have nine full-time employees; our CEO/president, C. Stephen Cochennet, and eight for Guardian 8 Corporation, Paul Hughes, Chief Operating Officer, Jose Rojas, Vice President of Customer Service, a lead engineer, a customer service representative, administrative support and three full time sales people. We also have engaged an interim CFO, Kathleen Hanrahan, on a part-time consulting basis. We also utilize the services of additional contract personnel as needed which include engineers and other technical professionals. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We have entered into employment agreements with Mr. Cochennet, Ms. Hanrahan and the four other key employees of Guardian 8 Corporation. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors that are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Risks Related to Our Business

Substantial doubt exists about our ability to continue our business as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern.  We had minimal revenue and negative working capital as of December 31, 2013.  As a result of our losses and ongoing need for financing, the report from our independent registered public accounting firm on our financial statements for the years ended December 31, 2013 and 2012 contained a paragraph indicating substantial doubt about our ability to continue as a going concern.  If we do not raise sufficient debt or equity capital, we may be forced to curtail our growth plans and may be unable to respond to competitive pressures and/or perceived opportunities.  These conditions create uncertainty as to our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We recently transitioned from a development stage company to an operating entity; however, we have a minimal operating history and have continued to generate substantial losses from operations, which raises substantial doubt as to our ability to successfully develop profitable business operations.

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
·      success of our marketing and sales efforts;
·      the level of our competition;
·      demand for the product at a profitable price;
·      the ability of our contract manufacturer to maintain adequate levels of inventory and finished product;
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

We have and expect to continue to have working capital needs. We expect our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments to meet our working capital and capital expenditure requirements for at least the next three months. After that time we may need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. If our cash flows do not commence within three months, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2013, our consolidated long-term indebtedness was $1.1 million, with approximately $1.0 million due to related parties. As discussed elsewhere herein, we intend to incur additional indebtedness in the future, including borrowings under a new line of credit with CornerStone Bank. Our indebtedness, after taking into account additional borrowings under the line of credit, could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•
having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under the line of credit in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

We substantially depend on sales of our Pro V2 device, and if this device does not gain industry acceptance, our growth prospects will be diminished.

For the year ended December 31, 2013, we derived our revenues predominately from the Pro V2 device, and expect to depend on sales of this product for the foreseeable future. If the professional security industry does not accept our device, it would significantly harm our growth prospects, operating results and financial condition.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.  We have entered into an employment agreement with Paul Hughes, Chief Operating Officer for Guardian 8 Corporation, but do not maintain key person insurance on him or Mr. Cochennet, the sole officer of the parent company. We have entered into employment agreements with Mr. Cochennet, Mr. Hughes and the other full-time executive employees of Guardian 8 Corporation. If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

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

Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.

Some of our end-user customers are targeted to be government agencies or large corporations. These agencies/corporations often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency/corporation wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. Currently, many governmental agencies are continuing to experience severe budgetary constraints. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we anticipated as a result of the current economic environment.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, private security companies and other agencies/corporations consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. The length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products could lengthen our sales cycle with customers. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

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

Federal regulation of international sales: We have been advised that our device has been classified by the U.S. Department of Commerce (DOC) as an EAR99 for the purposes of exporting.  This is a less regulated category, and does not require the Company to apply for an export license each time it ships to a new customer outside the U.S.  However, dependent upon changes enforced in export regulations, in the future, we could be controlled, similar to other self-defense device manufacturers, as a “crime control” product by the U.S. Department of Commerce, or DOC, for export directly from the United States.  Our inability to obtain DOC export licenses, if required, for sales of our device to international customers could significantly and adversely affect our business.

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

We intend to continue marketing our new self-defense device products. To the extent demand for that product, or other products we may develop, increases significantly in future periods, one of our key challenges will be to ramp up production capacity to meet sales demand, while maintaining product quality. We plan to use a contract manufacturer for all of our products. Our inability to meet any future increase in sales demand, access capital for inventory, may hinder growth or increase dilution.

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

Risks Relating to Our Common Stock

There is a limited trading market for our shares of common stock on the OTCQB.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTCQB, an inter-dealer automated quotation systems for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Any substantial issuance of shares of common stock pursuant to our outstanding warrants could result in dilution to existing stockholders and could cause the market price of these securities to decline.

As of December 31, 2013, we had warrants outstanding for the issuance of 12,938,558 shares of Common Stock at prices ranging from $0.25 to $0.75 per share.  Future material issuances of our securities may reduce earnings per share and dilute the percentage ownership of existing stockholders, which could harm the market price and value of our securities.

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

Because we were formerly a voluntarily filer under federal securities laws and were a former “shell” company, our stockholders have limited ability to rely upon Rule 144 of the Act for the public sale of our securities.

On February 7, 2013, we filed a Registration Statement on Form 8-A, as amended (the “Form 8-A”) to register our Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Before this filing we were a voluntarily reporter under the Act and before November 2010 were considered a “shell” company. Therefore, our stockholders have a limited ability to rely on Rule 144 of the Act for the public sale of our securities, which requires us to remain current in our public reports. Because of the limited ability to utilize Rule 144 for resale of our securities, stockholders may be required to hold our securities for longer than anticipated and the costs associated with Rule 144 may be higher than those of other companies.

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

Our officers and directors are collectively the beneficial owners of approximately 33% of the outstanding shares of our common stock.  As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions.

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

There are limitations in connection with the availability of quotes and order information on the OTCQB.

Trades and quotations on the OTCQB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTCQB.

Electronic processing of orders is not available for securities traded on the OTCQB and high order volume and communication risks may prevent or delay the execution of one’s OTCQB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCQB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTCQB.

OTCQB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCQB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTCQB.

Orders for OTCQB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCQB. Due to the manual order processing involved in handling OTCQB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell their shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller  of shares of our common stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCQB may not have a bid price for shares of our common stock on the OTCQB.  Due to the foregoing, demand for shares of our common stock on the OTCQB may be decreased or eliminated.

Additional Risks and Uncertainties

If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our approximate 1,789 sq.ft. principal executive office located at 15230 N. 75th Street, Suite 1002, Scottsdale, AZ  85260. We have leased the general office space with rent of approximately $2,000 per month, which expires on March 31, 2014. Additionally, Mr. Cochennet, our CEO/President, occasionally will utilize his home to conduct business on our behalf.  Mr. Cochennet does not receive any remuneration for the use of his home. We intend on seeking a larger executive office space to relocate to within the Scottsdale, Arizona area in 2014; however, at this time no office space has been located and upon expiration of the current lease we will stay on a month-to-month basis until adequate space if located.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock was approved for quotation on the OTCQB systems under the symbol “GRDH” on August 8, 2011.

Our common stock has traded infrequently on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter since the common stock began trading. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal 2013.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2013		2012
	High	Low	High	Low
1st Quarter	$0.55	$0.28	$0.50	$0.20
2nd Quarter	$0.46	$0.30	$0.65	$0.15
3rd Quarter	$0.45	$0.28	$0.55	$0.25
4th Quarter	$0.75	$0.33	$0.50	$0.10

On March 26, 2014, the closing price of shares of common stock of the Company was $0.61.  However, the Company considers its common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

As of December 31, 2013, there were approximately 192 holders of record of our Common Stock and 37,274,292shares outstanding, which does not include 2,855,979 shares authorized but unissued.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On August 12, 2013, our CEO/president, C. Stephen Cochennet, exercised a warrant for the purchase of 100,000 shares of our common stock for $35,000, which was deducted from the $100,000 principal balance owed to Mr. Cochennet under the terms of a promissory note dated November 13, 2012, as amended. Thereby reducing the principal amount owed to Mr. Cochennet under the note to $65,000 plus accrued and unpaid interest. These shares were issued in November of 2013.

During September and October of 2013, in connection with the issuance of new promissory notes, we issued 1,123,935 three year warrants for the purchase of shares of our common stock for $0.40 per share.

On October 3, 2013, we authorized 31,500 shares to a consultant assisting with the development of our Pro V2 device. The shares were issued in November of 2013.

On October 11, 2013, we conducted the sixth closing under a private placement offering selling 250,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in November of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $13,000 and are obligated to issue 15,000 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On October 25, 2013, we conducted the seventh closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in November of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $40,950 and are obligated to issue 47,250 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On October 29, 2013, we received $14,375 from two accredited investors and current stockholders for the exercise of warrants to purchase 62,500 shares of common stock. These shares were issued in January of 2014.

On October 29, 2013, we received $40,000 from an accredited investor for the purchase of 100,000 units. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in January of 2014.

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

On November 20, 2013, we conducted the final closing under a private placement offering selling 362,500 units for $145,000 to five accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in December of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $18,850 and are obligated to issue 82,42521,750 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On December 31, 2013, we authorized the issuance of 150,000 shares of common stock to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement, which vested as of September 30, 2013 and additional 150,000 shares of common stock which vested as of December 31, 2014. Additionally, we authorized the issuance of 100,000 to Mr. Cochennet as a bonus for services above and beyond his employment agreement, during 2013. All of these shares were issued in January of 2014.

On December 31, 2013, we authorized 104,000 shares of common stock to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of her agreement, which vested as of September 30, 2013, and an additional 104,000 shares of common stock which vested as of December 31, 2014. These shares were issued in January of 2014.

On December 31, 2013, we issued 212,500 shares to our Chief Operating Officer (Paul Hughes) and 52,800 to our Vice President of Customer Support (Jose Rojas) pursuant to their respective employment agreements and achievements of milestones during the quarter ended December 31, 2013. These shares were issued in January of 2014.

On December 31, 2013, we authorized the issuance of 71,429 shares of common stock to a consultant providing public relations services. As of the date of this report the shares have not been issued.

On December 31, 2013, we authorized the issuance of 15,000 shares of common stock to one of our engineers for services performed on our behalf. These shares were issued in January of 2014.

On December 31, 2013, we authorized the issuance of 60,000 shares of common stock to each of our six directors (360,000 shares total) for their services as directors. These shares were issued in January of 2014.

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

Subsequent Issuances After Year-End

On February 3, 2014, we authorized the issuance of 325,000 to a consultant providing public relations services. These shares are being held in escrow with our securities counsel and will be released to the consultant in whole or smaller denominations based upon, and in the sole discretion of, our satisfaction of services performed by the consultant during the initial term of its consulting agreement. As of the date of this report no shares have been released to the consultant.

On February 26, 2014, we authorized the issuance of 98,039 shares of common stock to a consultant providing public relations services. As of the date of this report the shares have not been issued.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation.  Our principle offices are located in Scottsdale, Arizona.  We were a development stage company from our inception through June 30, 2013, engaged in the design and introduction of a new category of personal security devices, Enhanced Non-Lethal Devices (ENL).  Our product, the Pro V2 incorporates a layered defensive approach to help security professionals and consumers protect themselves against personal attacks, while capturing critical images and audio recordings to defend against personal liability.

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

For the years ended December 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage Entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

During the year ended December 31, 2013, the Company received its first production units assembled by its contract manufacturer and shipped initial revenue totaling $43,619.  Included with these orders was the purchase of $1,650 of revenue associated with the sale of its one-year extended warranty. The Company has deferred this revenue, and is recognizing it over the twelve months covered by the warranty period.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $43,619 in revenues for the year ended December 31, 2013.  There were no revenues for the year ended December 31, 2012.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the years ended December 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2013 and 2012, there were cash equivalents of $305,649 and $41,855 respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research & development costs included in other general and administrative expenses of $794,663 and $480,150 for the years ended December 31, 2013 and 2012 respectively. The Company intends to continue investing in the development of future products, including a new consumer product anticipated for market launch in 2015.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling	10 years
Equipment	2 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Recent Developments

We completed the initial design of the first product under development in 2011. We tested these prototypes through a number of different venues and collected feedback and input on suggested design changes. As a result, during the 2012 and 2013 fiscal years, we incorporated significant upgrades and modified the initial design to improve reliability, durability and efficiencies.   An initial run of 120 units of the new designed Pro V2 was produced in the second quarter enabling our Engineers to complete a comprehensive testing protocol to confirm tooling and the assembly processes performed by our contract manufacturer, and to enable our Sales Team to send initial units for customer review.   In late June of 2013, the product was released by our Engineers for production and customer sales.

In March of 2012 we filed with the Depository Trust Company (DTC) for electronic clearing of our common stock, with the assistance of C. K. Cooper & Company and Legent Clearing. We received DTC approval for electronic clearing on May 7, 2012.  Our board of directors intends to file a registration statement on Form S-1 to register 100% of the shares held by stockholders of record sometime in 2014. This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit.

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

During the year ended December 31, 2013, our CEO/president, C. Stephen Cochennet, along with two directors exchanged existing term notes along with accrued interest totaling $648,933 to three new unsecured notes, bearing interest at a rate of 12% per annum, which include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

We issued four additional notes payable to related parties, including our CEO, during the month of September, totaling $375,000.  These notes are unsecured, all bear interest at a rate of 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

Also during the year ended December 31, 2013, we issued a note payable to a non-related party in the amount of $100,000.  This note is unsecured, bears interest at a rate of 12% per annum, and includes a three-year warrant for 100,000 shares of common stock, exercisable at $0.40 per share.

The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $284,914.  The loan costs are being amortized over the life of the notes, which expire on April 30, 2014.  The balance in prepaid loan costs was $143,302 as of December 31, 2013.  There were no prepaid loan costs as of December 31, 2012.

During the year ended December 31, 2013, we agreed to sell 5,173,750 shares of common stock for $2,069,500, less private placement fees of $312,515.  We also issued 1,143,700 shares of common stock for compensation in the amount of $556,032, 1,039,819 shares of common stock in exchange for services in the amount of $421,016, 360,000 shares of common stock in exchange for director fees totaling $219,960 and had warrants to purchase 312,500 shares of common stock converted through the payment of $51,875 in cash, and a reduction of $35,000 in a related party note payable.

We entered into four employment and or consulting contracts, in which employees and consultants of the Company receive vested shares either at set times, or if the Company meets certain criteria in the respective time periods of their contract.  As of December 31, 2013, 1,338,200 common shares vested per these contracts, for a total expense of $640,637.  A total of 548,550 shares were owed but not issued as of December 31, 2013.

During the year ended December 31, 2013, revenue increased over the prior period, as additional production units became available for sale.  We also attended the ASIS conference in September where we initiated our training program and accepted new test and evaluation commitments from industry leaders in the Security market.  These trial units have not been recognized as revenue, but will be recorded as payment is received, or a purchase order documenting collectability is obtained.

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

Results of Operations for Guardian 8 Corporation for the years ended December 31, 2013 and 2012.

			Increase/
	Year Ended December 31, 2013	Year Ended December 31, 2012	(Decrease)

Revenues	$43,619	$-	$43,619
Cost of sales	41,102	-	41,102
Gross Profit	2,517	-	2,517
Operating Expenses	3,553,628	1,487,827	2,065,801

Net (loss) from operations	(3,551,111)	(1,487,827)	2,063,284
Interest expense	(74,053)	(280,623)	(206,570)

Net (loss)	$(3,625,164)	$(1,768,450)	$1,856,714

Net (loss) per share	$(0.11)	$(0.06)	$0.05
Weighted average shares outstanding	34,015,898	28,482,977

During the year ended December 31, 2013, we shipped our first production units, generating revenue of $43,619, and cost of sales of $41,102.  We did not have revenue in the year ended December 31, 2012.

We generated net losses of $3,625,164 and $1,768,450 for the year ended December 31, 2013 and 2012, respectively. Our losses include research and development costs related to our Pro V2 device of $794,663 and $480,150 for the years ended December 31, 2013 and 2012, respectively, as well as general and administrative expenses of $2,758,965 and $1,007,677 for the years ended December 31, 2013 and 2012, respectively.

We anticipate continued losses from operations until such time as we generate sufficient revenues to through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes. From June of 2009 through December 31, 2013, we raised $3,024,485 through the sale of our common stock, $113,625 from the exercise of 371,250 warrants in conjunction with notes payable, and an additional $1,828,433 through the issuance of notes payable, net of $10,000 of principle payments, and the exercise of warrants through a $35,000 reduction in notes payable.  As of December 31, 2013, our cash balance was $305,649. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes, third party financings and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $794,663 and $480,150 for the years ended December 31, 2013 and 2012, respectively. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

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

Changes in the number of employees.

We have nine full-time employees, C. Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer, a sales manager, a customer service representative, two direct sales people, and one administrative support person for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to continue hiring sales and operations employees in 2014 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2014.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	December 31, 2013	December 31, 2012

Current assets	$832,028	$125,363
Current liabilities	1,409,482	284,075
(Deficit)	$(577,454)	$(158,712)

Changes in cash flows are summarized as follows:

We had a net loss of $3,625,164 for the year ended December 31, 2013.  This loss was offset by non-cash items such as stock issued for services of $421,016, stock issued for compensation of $556,032, stock issued for director fees of $219,960, depreciation and amortization of 49,869, the amortization of discount on notes payable of $153,222 and the allowance for bad debts of $952.  We had cash used by the increase in accounts receivable of $4,719, prepaid loan costs of $143,302, prepaid expenses of $112,302, deposits on inventory of $138,262, and the increase in inventory of $45,238.  We had cash provided due to the increase in accounts payable and accrued expenses of $136,229, deferred revenue of $1,388, increase in accrued interest of $40,120, and the increase in accrued payroll and payroll taxes of $23,737.

We had cash used by investing activities of $180,839 for the year ended December 31, 2013 due to the purchase of property and equipment, as well as for patent development.

We had cash provided by financing activities of $2,767,793 for the year ended December 31, 2013.  This included proceeds from the sale of common stock of $1,756,985 proceeds from the conversion of warrants of $51,875, proceeds from notes payable to related parties of $858,933, and proceeds from notes payable to unrelated parties of $100,000.

We had a net loss of $1,768,450 for the year ended December 31, 2012.  This included non-cash items such as stock issued for services of $152,025, stock issued for compensation of $409,000, depreciation and amortization of $9,897 and the amortization of discounts on notes payable of $257,747.  We had cash used by an increase in prepaid expenses of $19,367.  We had cash provided due to the increase in accounts payable and accrued expenses of $47,198, and by the increase in accrued interest to related parties of $22,876.

We had cash used by investing activities of $91,215 for the year ended December 31, 2012, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $826,250 for the year ended December 31, 2012.  This included proceeds from the sale of common stock of $202,000, proceeds from warrants exercised of $61,750 and proceeds from notes payable to related parties of $562,500.

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

L.L. Bradford & Company, LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our entire board of directors meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The board of directors oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

2013 Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Guardian 8 Holdings
Scottsdale AZ

We have audited the accompanying consolidated balance sheet of Guardian 8 Holdings as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian 8 Holdings as of December 31, 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for year ended December 31, 2013 in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since its inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L. L. Bradford and Company, LLC

Leawood Kansas

March 28, 2014

2012 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Guardian 8 Holdings
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Guardian 8 Holdings as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from June 8, 2009 (inception) to December 31, 2012.  Guardian 8 Holdings’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian 8 Holdings as of December 31, 2012 and the results of its consolidated operations, stockholders’ equity, and cash flows for the year then ended and the period from June 8, 2009 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver, Martin & Samyn, LLC
Kansas City, Missouri
March 28, 2013

Guardian 8 Holdings
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$305,649	$41,855
Accounts receivable, net of allowance for doubtful accounts of $952 and $0 as of December 31, 2013 and 2012	3,767	-
Prepaid loan costs	143,302	-
Prepaid expenses, other	195,810	83,508
Deposits on inventory	138,262	-
Inventory
Finished goods	41,022	-
Finished goods on consignment	4,216	-
Total current assets	832,028	125,363

Fixed assets, net of accumulated depreciation of $41,931 and $918 as of December 31, 2013 and 2012	220,652	90,297

Website, net of accumulated amortization of $18,226 and $10,415 as of December 31, 2013 and 2012	5,207	13,019

Patent, net of accumulation amortization of $3,547 and $2,502 as of December 31, 2013 and 2012	16,310	7,883

Total assets	$1,074,197	$236,562

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$218,266	$82,037
Deferred revenue	1,388	-
Accrued payroll expenses	23,737	-
Accrued interest
Related	39,133	2,038
Unrelated	3,025	-
Notes payable
Related	1,023,933	200,000
Unrelated	100,000	-
Total current liabilities	1,409,482	284,075

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 37,274,292 and 30,874,508 At December 31, 2013 and 2012, respectively	37,273	30,874
Common stock owed but not issued: 2,855,979 and 1,225,994 at December 31, 2013 and 2012, respectively	2,856	1,226
Paid in capital	6,629,143	3,299,780
Accumulated deficit	(7,004,557)	(3,379,393)
Total stockholders’ deficit	(335,285)	(47,513)

Total liabilities and stockholders’ deficit	$1,074,197	$236,562

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Consolidated Statement of Operations

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2013	2012

Revenues	$43,619	$-
Cost of sales	41,102	-
Gross profit	2,517	-
Depreciation and amortization	49,869	9,897
General and administrative expenses	3,503,759	1,477,930
Total operating expenses	3,553,628	1,487,827
Loss from operations	(3,551,111)	(1,487,827)

Other (expense):
Interest Expense	(74,053)	(280,623)

Loss before income tax	(3,625,164)	(1,768,450)
Provision for Income tax expense	-	-
Net loss	$(3,625,164)	$(1,768,450)

Net loss per share - basic and diluted	$(0.11)	$(0.06)

Weighted average shares outstanding - basic and diluted	34,015,898	28,482,977

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Stockholders’ Equity
 For the Years Ended December 31, 2013 and 2012

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	27,412,318	$27,412	$-	-	$1,560,123	$(1,610,943)	$(23,408)

Common stock issued for compensation	330,000	330	800,000	800	407,870	-	409,000
Common stock issued for services	145,000	145	180,000	180	151,700	-	152,025
Common stock sold for cash	392,500	393	112,500	113	201,494	-	202,000
Exercise of warrants into common stock	247,000	247	-	-	61,503	-	61,750
Discounts on notes payable	-	-	-	-	226,422	-	226,422
Conversion of notes payable and interest into common stock	3,107,690	3,107	133,494	133	689,908	-	693,148
Common stock cancelled	(760,000)	(760)	-	-	760	-	-
Net loss for year	-	-	-	-	-	(1,768,450)	(1,768,450)
Balance, December 31, 2012	30,874,508	30,874	1,225,994	1,226	3,299,780	(3,379,393)	(47,513)

Common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	478,400	478	665,300	665	554,889	-	556,032
Common stock issued for services	745,390	745	294,429	294	419,977		421,016
Common stock issued for director fees	-	-	360,000	360	219,600	-	219,960
Common stock sold for cash	3,700,000	3,700	1,473,750	1,474	2,064,326	-	2,069,500
Exercise of warrants	250,000	250	62,500	63	86,562	-	86,875
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(312,515)	-	(312,515)
Net loss for the year	-	-	-	-	-	(3,625,164)	(3,625,164)
Balance December 31, 2013	37,274,292	$37,273	2,855,979	$2,856	$6,629,143	$(7,004,557)	$(335,285)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,625,164)	$(1,768,450)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued for services	421,016	152,025
Stock issued for compensation	556,032	409,000
Stock issued for director fees	219,960	-
Depreciation and amortization	49,869	9,897
Amortization of discount on notes payable	153,222	257,747
Allowance for doubtful accounts	952	-
Change in operating assets and liabilities:
Accounts receivable	(4,719)	-
Prepaid expenses	(112,302)	(19,367)
Deposits on inventory	(138,262)	-
Inventory	(45,238)	-
Accounts payable and accrued expenses	136,229	47,198
Deferred revenue	1,388	-
Accrued interest	40,120	22,876
Accrued payroll expenses	23,737	-
Cash flows from operating activities	(2,323,160)	(889,074)
Cash flows from investing activities:
Purchase of property and equipment	(180,839)	(91,215)
Cash flows from investing activities	(180,839)	(91,215)
Cash flows from financing activities:
Proceeds from common stock sales, net of private placement fees	1,756,985	202,000
Proceeds from warrant exercises	51,875	61,750
Proceeds from notes payable, related party	858,933	562,500
Proceeds from notes payable, unrelated	100,000	-
Cash flows from financing activities	2,767,793	826,250

Net increase (decrease) in cash and cash equivalents	263,794	(154,039)
Cash and cash equivalents, beginning of period	41,855	195,894

Cash and cash equivalents, end of period	$305,649	$41,855

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for services	$421,016	$152,025
Number of shares issued for services	1,039,819	325,000
Stock issued for compensation	$556,032	$409,000
Number of shares issued for compensation	1,143,700	1,130,000
Stock issued for director fees	$219,960	-
Number of shares issued for director fees	360,000	-
Exercise of warrants with a reduction in a note payable	$35,000	$693,148
Number of shares issued for a warrant exercise with a reduction of a note payable	100,000	3,241,184

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Notes to Consolidated Financial Statements

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

Principles of consolidation

For the years ended December 31, 2013 and 2012, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2013 and 2012, there were cash equivalents of $305,649 and $41,855 respectively.

Revenue recognition

It is the Company’s policy that revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the year ended December 31, 2013 was $43,619.  There were no revenues for the year ended December 31, 2012.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  During the year ended December 31, 2013 the, Company recorded $1,388 as deferred revenue, and had related warranty expense of $2,120.  There was no deferred revenue or warranty expensed during the year ended December 31, 2012.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research & development expenses included in general and administrative expenses totaling $794,663 and $480,150 for the years ended December 31, 2013 and 2012 respectively.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling	10 years
Equipment	2 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 11 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the years ended December 31, 2013 and 2012.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended December 31, 2013 and 2012, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 12,938,558 from warrants. Potential common shares as of December 31, 2012 that have been excluded from the computation of net loss per share amounted to 1,432,500 from warrants.

Income taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”, for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 12 for further details.

Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2013, the Company has an accumulated deficit of $7,004,557, and the Company’s current liabilities exceed current assets by $577,454.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors and to obtain a bank line of credit.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 6).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $284,914.  The loan costs are being amortized over the life of the notes, which expire on April 30, 2014.  The balance in prepaid loan costs was $143,302 as of December 31, 2013.  There were no prepaid loan costs as of December 31, 2012.

Note 4 – Property and equipment

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Equipment	$96,379	$-
Tooling	127,436	86,210
Leasehold Improvements	6,007	-
Furniture and fixtures	32,761	5,005
	262,583	91,215
Less accumulated depreciation	41,931	918
	$220,652	$90,297

As of December 31, 2013, all tooling was complete and placed into service.

Note 5 – Deposit on Inventory

As of December 31, 2013, the Company has paid $138,262 for deposits on inventory of its finished personal security devices.  The company has a total commitment of $47,561 for future inventory payments.

Note 6 – Notes payable

In October of 2011, the Company received $100,000 from a related party to issue a convertible note payable, bearing interest at a rate of 10% per annum, and maturing in April of 2012.  The note was not secured and was convertible into common stock at $0.35 per share that was the market value on the day the note was executed.  With the note, the Company issued 100,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.35 per share.  The warrants issued with the note were valued using the Black-Scholes Option Pricing Model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $25,172.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $10,926 was amortized into interest expense and the remaining discount was $14,246 as of December 31, 2011.  For the year ended December 31, 2012, an additional $14,246 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In April of 2012, as noted below in Note 8, this note and the related accrued interest were converted into shares of common stock at a rate of $0.35 per share.

In December of 2011, the Company received $207,000 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing in June of 2012.  The notes were not secured and were convertible into common stock at $0.20 per share.  The market value on the day the notes were executed was $0.105.  With the notes, the Company issued 207,000 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $18,613.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  For the year ended December 31, 2011, $1,534 was amortized into interest expense and the remaining discount was $17,079 as of December 31, 2011. For the year ended December 31, 2012, an additional $17,079 was amortized into interest expense and the remaining discount was $0 as of December 31, 2012.  In 2013, as noted below and in Note 8, all the notes except one ($25,000) and the related accrued interest were converted into shares of common stock at a rate of $0.20 per share.   The remaining note and related accrued interest were converted in August of 2012 at a rate of $0.20 per share.

During the year ended December 31, 2012, the Company received $362,500 from various related parties to issue convertible note payables, bearing interest at a rate of 10% per annum, and maturing at various times from July of 2012 to September of 2012.  The notes are not secured and are convertible into common stock at $0.20 per share.  The market value on the day the notes were executed ranged from $0.40 to $0.50.  With the notes, the Company issued 362,500 warrants to purchase common shares of the Company. The warrants have a term of three years and a strike price of $0.25 per share.  The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $226,422.  A discount on the note payable was recorded in the same amount and is being amortized into interest expense over the six-month life of the note using the interest method.  As noted below and in Note 8, all of the notes were converted to common stock in June of 2013.  $226,422 of the discount was amortized into interest expense during the year ended December 31, 2012 and the remaining discount was $0 as of December 31, 2012.

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

On January 24, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 26, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On August 12, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On August 26, 2013, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $150,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes matures on April 30, 2014, bear interest at 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
Total			$648,933

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note is unsecured, bears interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 30, 2013, the Company received a note payable in the amount of $100,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.   The warrants are exercisable at $0.40 per share.

As of December 31, 2013, the Company has notes payable of $1,123,933 and accrued interest of $42,158.   All amounts are due within the next year.  The Company also recognized $296,524 of expense associated with the convertible features of the notes payable issued during the year ended December 31, 2013.

Total interest expense on notes payable was $74,053 and $280,623 for the years ended December 31, 2013 and 2012, respectively.

The following summarizes the outstanding unsecured notes payable as of December 31, 2013:

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

Note 7 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of December 31, 2013, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and will be amortized over the 20-year life of the patents once issued and placed into service.

Note 8 – Stockholders’ equity

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

During the year ended December 31, 2012, the Company agreed to issue 300,000 shares of common stock in relation to compensation for a consulting agreement.  The shares were valued at $132,000, which was the fair market value on the date the agreement was signed and set up as a prepaid asset that is being amortized over the one-year life of the agreement.  As of December 31, 2013, the entire amount had been expensed.   These shares were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company authorized the issuance of 325,000 shares of common stock in exchange for services.  The shares were valued at the market price at the date of authorization for a total expense of $152,025.  145,000 shares were issued as of December 31, 2012, and 180,000 were issued in the first quarter of 2013.

During the year ended December 31, 2012, the Company agreed to sell 505,000 shares of common stock for total proceeds of $202,000.  The shares were sold for $0.40 each and came with two warrants.  The Class A warrants have an exercise price of $0.55 and a term of three years.  The Class B warrants have an exercise price of $0.75 and a term of five years.  392,500 of the shares sold were issued as of December 31, 2012 and 112,500 shares were issued in the first quarter of 2013.

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

During the quarter ended March 31, 2013, three employees vested shares of common stock in accordance with their employment agreements (see Note 13).  The first was the CEO/Director, vesting 150,000 shares of common stock, which were valued at market price of $54,000.  The other two issuances were for the Company’s Chief Operating Officer and Vice President of Customer Service, both of which achieved milestones predicated by their employment agreements.  The total number of shares vested for these two officers totaled 89,200 shares of common stock that were valued at market price of $37,464.

On January 23, 2013, the Company authorized the issuance of 330,000 shares of common stock in exchange for services, 180,000 of these shares were earned and expensed in the year ended December 31, 2012.  The remaining 150,000 shares were valued at the market price at the date of authorization for a total expense of $58,500.

On January 23, 2013, the Company conducted the third and final closing under a private placement offering, selling 225,000 units for $90,000 ($45,000 and 112,500 shares of which was received and accounted for in the year ended December 31, 2012).  The shares were sold for $0.40 each and came with two warrants.  The Class A warrants have an exercise price of $0.55 and a term of three years.  The Class B warrants have an exercise price of $0.75 and a term of five years.  All of the shares sold were issued as of December 31, 2013.

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

On June 30, 2013 employees vested 325,700 shares of common stock.  The value of the stock was $114,039 and the 325,700 shares were issued in the third quarter of 2013.  See Note 13 for further details.

On July 16, 2013, the Company issued a five-year warrant to purchase 22,000 shares of common stock at $0.40 per share for the second month of services under an Investor Relations Letter of Engagement. The warrant was valued at $6,300.

On July 30, 2013, the Company entered into two agreements with independent contractors to deliver a training course for their product.  As part of the agreement, the Company will issue each contractor 19,445 shares of its common stock, with a value of $7,778 for each of their services, totaling 38,890 shares of its common stock, with a value of $15,556 which were expensed during the third quarter of 2013.

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

On August 12, 2013, the CEO agreed to convert $35,000 of his notes payable into 100,000 shares of common stock, with a value of $35,000 by exercising his warrants.  These shares were issued in the fourth quarter of 2013.

On August 29, 2013, the Company authorized and issued 225,000 shares of common stock with a value of $67,500 to a director and engineer for services performed for the Company.

On August 29, 2013, the Company authorized and issued 17,500 shares of common stock with a value of $6,125 to an employee.

On August 30, 2013 the Company issued 150,000 shares of common stock, valued at $0.25 per share, upon exercise of a warrant form and receipt of $37,500 from a current stockholder.

On August 30, 2013, the Company issued 142,000 shares of common stock, valued at $41,194, for public and investor relation services pursuant to an agreement dated August 26, 2013.

On August 30, 2013, the Company issued a five-year warrant to purchase 22,000 shares of common stock at $0.40 per share for the third and final month of services under an Investor Relations Letter of Engagement.  The warrant was valued at $5,311.

On September 23, 2013, the Company issued 31,500 shares of common stock, valued at $11,009 to a consultant for services per a signed contract.  The shares were issued at $0.3495 per share.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $66,000 to its CEO pursuant to the terms of his employment agreement.  These shares were owed but not issued as of December 31, 2013.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $45,760 shares to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were owed but not issued as of December 31, 2013.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 31,500 shares of common stock, valued at $13,388, to a consultant for services per a signed contract.

During the three months ended September 30, 2013, in connection with the issuance of new promissory notes, the Company issued 1,023,935 three year warrants for the purchase of shares of its common stock for $0.40 per share.

On October 1, 2013, the Company sold 250,000 shares of common stock with an aggregate value of $100,000.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.

On October 10, 2013, the Company sold 100,000 shares of common stock with an aggregate value of $40,000.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  These shares were owed but not issued as of December 31, 2013.

On October 25, 2013, the Company conducted a closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $40,950. The Company also incurred $8,774 of expenses associated with this offering, for a net amount of $265,276.

On October 29, 2013, two investors exercised 57,500 warrants to purchase common stock with total cash payments of $14,375.

On November 12, 2013, the Company conducted a closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435. The Company also incurred $2,314 of expenses associated with this offering, for a net amount of $475,751.  These shares were owed but not issued as of December 31, 2013.

On November 20, 2013, the Company conducted a closing under a private placement offering selling 362,500 units for $145,000 to five accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $18,850. The Company also incurred $2,650 of expenses associated with this offering, for a net amount of $123,500.

On November 26, 2013, the Company issued 71,429 shares of common stock, valued at $50,000 for public and investor relation services pursuant to an agreement dated August 26, 2013.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company issued 15,000 shares of common stock for engineering assistance with the Company’s security device.  The services were valued at $9,165.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company issued 360,000 shares of its common stock to its six directors for director fees.  The services were valued at $219,960.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company issued 100,000 shares of its common stock to its CEO as a bonus for services performed for the Corporation.  These shares were valued at $61,100.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $91,650 to its CEO pursuant to the terms of his employment agreement.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $63,544 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 212,500 shares of common stock, valued at $129,838 to its COO pursuant to the terms of his employment agreement.  These shares were owed but not issued as of December 31, 2013.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 52,800 shares of common stock, valued at $32,261 to its VP of Customer Support pursuant to the terms of his employment agreement.  These shares were owed but not issued as of December 31, 2013.

As of December 31, 2013, there were 37,274,292 common shares issued and outstanding, 2,855,979 common shares owed but not issued, and no preferred shares issued.

Note 9 – Options and warrants

Options

As of December 31, 2013 and 2012 there are no outstanding options.

Warrants

During the year ended December 31, 2012, the Company issued 1,372,500 warrants to purchase common stock. The warrants were issued relating to notes payable proceeds and the sale of common stock as noted in Notes 6 and 8. All have a term between three and five years and a strike price of $0.25 to $0.75.

During the year ended December 31, 2012, 247,000 warrants were exercised at a strike price of $0.25 per warrant, with proceeds recorded to common stock and additional paid in capital.

During the year ended December 31, 2013, 307,500 warrants were exercised at a strike price between $0.25 and $0.40 per warrant.

During the year ended December 31, 2013, 30,000 warrants previously committed to the Company’s investment banking firm were cancelled.

During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 8.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of unit the Company issued warrants as private placement fees.  The amount of warrants issued were 328,125 later reduced by 30,000 warrants for a total amount issued of 298,125.  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units the Company is required to issue additional warrants as part of the fee agreement.

In connection with the notes payable the Company issued 1,123,923 warrants.  The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 3 years, Stock Price at the date of the grant $0.37, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 0.32%.  The value of $284,914 has been recorded as a prepaid loan fee and is being amortized over the life of the loan.

The Company issued 44,000 warrants for consulting services. The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 5 years, Stock Price at the date of the grant $0.33, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 1.46%.  The value of $11,610 has been recorded as a prepaid asset and is being amortized over the life of the consulting agreement.

A summary of warrants as of December 31, 2013 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2012	-	$-	307,000	$0.28
Granted	-	-	1,372,500	0.54
Cancelled	-	-	-	-
Exercised	-	-	(247,000)	0.25
Outstanding 12/31/2012	-	$-	1,432,500	$0.53
Granted	-	-	11,813,558	0.62
Cancelled	-	-	-	-
Exercised	-	-	(307,500)	0.28
Outstanding 12/31/2013	-	$-	12,938,558	$0.62

Note 10 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January of 2012 to March of 2014 at a rate of $1,907 per month. Future minimum payments as of December 31, 2013 under this lease are $5,721 for 2014.

Rent expense was $26,260 and $24,468 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company issued 60,000 shares, valued at $29,400 to a former director for consulting services.

During the years ended December 31, 2012 and 2011, the Company issued notes payable to related parties.  The maturity dates for these notes were extended during the year ended December 31, 2013.  See Note 6 for further details.

During the year ended December 31, 2013 the Company issued notes payable and warrants to related parties.  See Note 6 for further details.

See Note 13 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

Note 11 – Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of December 31, 2013 or 2012; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Notes Payable	-	$200,000	-	$200,000

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Notes payable	-	$1,123,900	-	$1,123,933

Note 12 – Income Taxes

The Company’s operations for the years ended December 31, 2013 and 2012 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The provision for income taxes for the years ended December 31, 2013 and 2012 consists of the following:

	12-31-2013	12-31-2012
Current tax	$-	$-
Benefits of deferred tax assets	733,389	535,995
Change in valuation allowance	(733,389)	(535,995)
Provision for income tax expense	$-	$-

As of December 31, 2013 the Company has net operating loss carry-forwards of approximately $4,549,000 which expire in the years 2029-2033.  These operating loss carry-forwards may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.  For the years ended December 31, 2013 and 2012 the effective tax rate was 0% resulting from a 34% valuation allowance rate offsetting the statutory rate of 34%.

Below is a summary of deferred tax asset calculations as of December 31, 2013 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$4,549,000	$1,622,160
Research credit		75,500
Valuation allowance		(1,697,660)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2012 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$2,408,446	$818,871
Research credit		69,986
Valuation allowance		(888,857)
Deferred tax asset		$-

Management does not believe that it has taken a position in its tax return that creates a more likely than not potential for          future liability under the guidance of FIN 48.  The Company has no interest or penalties for the years ended December 31, 2013 and 2012 but the policy would be to record any of these items as a separate component of general and administrative expense.  The Company files income tax returns in the US Federal jurisdiction and various state jurisdictions   The Company is no longer subject for any Federal or state examinations for years beginning on January 1, 2009.  The Company is not under any current income tax examinations.

Note 13 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of December 31, 2013, in accordance with the terms of the agreement, the employee vested 335,000 shares of restricted stock for achieving milestones as set forth in the employment agreement.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of December 31, 2013, in accordance with the terms of the agreement, the employee vested 91,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of December 31, 2013 600,000 common shares have vested.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013 and will accrue until the Company completes certain requirements per the agreement.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of December 31, 2013, 312,000 shares have vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3000, which began to accrue on January 1, 2013 and will continue to accrue until the Company completes certain requirements per the agreement.

As of December 31, 2013, the Company has a total of 548,550 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	97,500
Vice President of Customer Support	196,800
Chief Executive Officer	150,000
Non-Employee Interim Chief Financial Officer	104,250
Total	548,550

Note 14 – Public & Investor Relations Agreements

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

On August 30, 2013, we entered an agreement with an investor relations firm for a period of 12 months, ending May 26, 2014, with the right to cancel services at the end of each subsequent three-month period.  The terms of the agreement called for the issuance of 142,000 common shares to be issued for the first three-months of service ending November 26, 2013, and then the equivalent number of shares required to compensate for the $50,000 per period thereafter.

On May 15, 2013 we authorized the issuance of a five-year warrant to purchase 66,000 shares of common stock for $0.40 per share.  These warrants vested at a rate of 22,000 per month over the three-month period of the agreement.  As of December 31, 2013 all 66,000 were vested.

Note 15 – Subsequent events

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provides for an aggregate of up to $700,000 at any time outstanding pursuant to a revolving line of credit and matures on January 16, 2015.  The agreement is secured by inventory, work in process, accounts receivable and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments to be paid by the Company.

On January 17, 2014, the Company made a payment of $597,500 as a down payment of 50% for the purchase of 10,000 units of its Pro V2 devices from its supplier.

On February 3, 2014, the Company entered into a three month consulting agreement, for management consulting, business advisory, shareholder information and public relations services.

On February 12, 2014, the Company received $50,000 from a director in the form of a promissory note.  The note is unsecured, bears interest of 12% per annum and is due on July 15, 2014.  In association with this note, the director was also issued 50,000 warrants to purchase common stock.

On February 24, 2014, the Company received $25,000 from a director in the form of a promissory note.  The note is unsecured, bears interest of 12% per annum and is due on July 15, 2014.  In association with this note, the director was also issued 25,000 warrants to purchase common stock.

On February 24, 2014, the Company received $25,000 from its CEO in the form of a promissory note.  The note is unsecured, bears interest of 12% per annum and is due on July 15, 2014.  In association with this note, the CEO was also issued 400,000 warrants to purchase common stock.

On February 24, 2014, the Company received $25,000 from an unaffiliated third party in the form of a promissory note.  The note is unsecured, bears interest of 12% per annum and is due on July 15, 2014.  In association with this note, the third party was also issued 25,000 warrants to purchase common stock.

During the first quarter of 2014, the Company initiated development activities for the new consumer version of its product.  To date, expenses for this project have totaled approximately $20,000.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On June 12, 2013, we dismissed Weaver Martin & Samyn, LLC as our independent accountant.  On the same date, we engaged L.L. Bradford & Company, LLC, as our independent accountants for the year ended December 31, 2013. This is a change in accountants recommended and approved by our Executive Management, Audit Committee and Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage L.L. Bradford & Company, LLC, neither the company nor anyone engaged on its behalf has consulted with L.L. Bradford & Company, LLC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on its financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by Weaver Martin & Samyn, LLC with respect to our financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Weaver Martin & Samyn, LLC’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From July of 2010 through the notice date, there were no disagreements between us and Weaver Martin & Samyn, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver Martin & Samyn, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Weaver Martin & Samyn, LLC, as our independent accountants.

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

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system that is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Title(s)	Board Committee(s)(1)
Steve Cochennet	57	CEO/President, Secretary, Treasurer and Chairman of the Board	Executive
Paul Hughes	46	Chief Operating Officer for Guardian 8 Corporation	None
Kathleen Hanrahan	50	Interim Chief Financial Officer and Director	GCNC
James G. Miller	65	Director	Executive, Audit (Chairman)
Kyle Edwards	61	Director	GCNC (Chairman)
Corey Lambrecht	44	Director	GCNC
Jim Nolton	52	Director	Audit

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

Paul Hughes served as a consultant for Guardian 8 Corporation from October 2010 through December of 2011 when he was hired as an officer. Prior to consulting for Guardian 8 Corporation, Hughes was providing consulting services to several other privately held companies. From March of 2006 through November of 2009, Hughes served as the Director of New Markets Development for Taser® International, Inc., a publicly traded corporation. Before joining Taser®, Mr. Hughes spent two years (2005-2006) at Global Alerts LLC, a private company in the multinational alert industry. From 2003 through 2005, Paul served as a brand manager for Smith & Wesson Holding Corporation, a publicly traded firearms manufacturer. Mr. Hughes holds a MBA in Global Management & Leadership from Arizona State University and has over 60 hours of non-lethal weapons, policies and procedures coursework at Penn State University. He completed the Entrepreneurship Development Program at M.I.T. in January 2010. Further, Paul was honorably discharged from the Marine Corps following Operations Desert Shield/Desert Storm and was decorated for actions contributing to the liberation of Kuwait.

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

Key employee of Guardian 8 Corporation

In addition to Mr. Hughes, described above, we have one additional key employee for Guardian 8 Corporation as follows:

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. We have not held an annual meeting of stockholders since completion of the merger with Global Risk in November of 2010. However, we intend to hold an annual meeting some time in 2014, at such time our directors will be elected.

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

During 2013, the Audit Committee met on four occasions with our independent public accounts to review and approve the filings of our quarterly and annual reports; as well as to review all required communications.

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Ms. Hanrahan and Messrs. Edwards and Lambrecht.  Mr. Edwards serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans. The governance, compensation and nominating committee held three meetings during fiscal 2012, and two meetings during fiscal 2013.

Executive Committee

The executive committee, which is currently comprised of Messrs. Cochennet and Miller, was formed for the purpose to function when the board of directors is not in session or to function in the capacity of the Company’s executive officer if such officer shall have resigned or be deemed unable to render service to the Company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each of our subsidiaries. Our Code of Ethics was filed as Exhibit 99.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 that was filed on March 28, 2012. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact C. Stephen Cochennet at 913-317-8887 to request a copy of the Code or send your request to Guardian 8 Holdings, Attn: C. Stephen Cochennet, 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

During fiscal 2012 and 2013 we issued shares of our common stock to compensate our officers and directors for services rendered on our behalf and intend to issue additional shares of common stock in the future as part of our compensation package for our officers and directors.

The following table sets forth summary compensation information for the years ended December 31, 2012 and 2013 for our chief executive officer, interim chief financial officer and chief operating officer and vice president of customer service for Guardian 8 Corporation. We did not have any other executive officers as of the end of fiscal 2013 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Period		Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

C. Stephen Cochennet	2013		$250,000	$61,100	(1)	-	$263,325	(2)	$574,425
President, Chief Executive Officer	2012		$0	$175,000	(3)	-	-		$175,000

Kathleen Hanrahan	2013		$-	-		-	$181,132	(4)	$181,132
Interim Chief Financial Officer	2012		$0	-		-	132,000	(5)	$132,000

Paul Hughes(6)	2013		$150,000	$-		-	$183,702.50	(7)	$333,702.50
Chief Operating Officer	2012		$118,500	$30,000	(8)	-	$-		$148,500
Guardian 8 Corporation

Jose Rojas	2013		$96,000	$-		-	$47,035.20	(9)	$143,035.20
Vice President of Customer Service Guardian 8 Corporation	2012	(10)	$24,000	$-		-	$-		$24,000

(1)
Represents fair value of 100,000 shares authorized for issuance to Mr. Cochennet on December 31, 2013 as a bonus for his services as the CEO, above and beyond his employment agreement. These shares were issued in February of 2014.

(2)
Represents fair value of 600,000 shares authorized for issuance to Mr. Cochennet pursuant to the terms of the vesting schedule set forth in his employment agreement for shares vested as of March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013.

(3)	Represents fair value of 500,000 shares authorized for issuance to Mr. Cochennet on December 31, 2012 as a bonus for his services as the CEO. These shares were issued in January of 2013.
(4)
Includes $36,000 paid to Ms. Hanrahan as consulting fees under her interim chief financial officer agreement and the fair value of 312,000 shares ($145,132) authorized for issuance to Ms. Hanrahan pursuant to the terms of her interim chief financial officer agreement for shares vested as of June 30, 2013, September 30, 2013 and December 31, 2013.

(5)
Represents fair value of 300,000 shares authorized for issuance to Ms. Hanrahan on December 31, 2012 pursuant to the terms of her interim chief financial officer agreement. These shares were issued in January of 2013.

(6)
Mr. Hughes served as a consultant for Guardian 8 Corporation from October of 2010 to December of 2011. Effective December 1, 2011, Guardian 8 Corporation hired Mr. Hughes as its Vice President of Operations and Security Sales Manager and on October 1, 2012, Mr. Hughes became the Chief Operating Officer of Guardian 8 Corporation.

(7)
Represents fair value of 352,500 shares authorized for issuance to Mr. Hughes pursuant to the terms of his employment agreement for shares earned as of March 31, 2013, June 30, 2013 and December 31, 2013.

(8)	Represents fair value of 150,000 shares issued to Mr. Hughes in March of 2012 as a bonus for his services.
(9)
Represents fair value of 91,200 shares authorized for issuance to Mr. Rojas pursuant to the terms of his employment agreement for shares earned as of March 31, 2013, June 30, 2013 and December 31, 2013.

(10)	Mr. Rojas’ employment commenced on October 1, 2012.

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

Silva Employment Agreement

Effective March 11, 2013, G8 entered into an employment agreement with Daniel Silva to act as G8’s Lead Engineer. Mr. Silva’s employment agreement was approved by the board of directors of G8 and the Registrant. Mr. Silva terminated his employment with G8 in October of 2013. Mr. Silva did not earn or vest any equity awards under the term of his employment agreement.

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

Grants of Plan-Based Awards in Fiscal 2013

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2013.

Option Exercises for 2013

There were no options issued or exercised by our named executive officer in fiscal 2013.

Director Compensation

The following table sets forth summary compensation information for the year ended December 31, 2013 for each of our directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
C. Stephen Cochennet(1)	$-	$36,660	$-	$-		$36,660

James G. Miller(1)	$-	$36,660	$-	$-		$36,660

Kyle Edwards(1)	$-	$36,660	$-	$-		$36,660

Kathleen Hanrahan(1)	$-	$36,660	$-	$-		$36,660

Corey Lambrecht(1)	$-	$36,660	$-	$-		$36,660

Jim Nolton(1)	$-	$36,660	$-	$67,500	(2)	$104,160

(1)	On December 31, 2013, we issued each of our directors 60,000 shares of our common stock valued at $0.611 per share for 2013 director services.
(2)	Represents the deemed fair value of 225,000 shares of common stock issued to Mr. Nolton on August 8, 2013 for engineering services.

Directors generally receive equity compensation of 60,000 restricted shares of common stock per year of service. Further, directors who are not employees are reimbursed for travel and other expenses if required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock as of March 24, 2014, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 38,822,092 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 24, 2014 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)(3)
C. Stephen Cochennet, CEO/President and Director	7,889,800	(4)	19.7%
Kathleen Hanrahan, Interim CFO and Director	836,250	(5)	2.1%
James G. Miller, Director	2,292,539	(6)	5.9%
Kyle Edwards, Director	586,336	(7)	1.5%
Jim Nolton, Director	690,479	(7)	1.8%
Corey Lambrecht, Director	266,534	(9)	0.7%
Paul Hughes, Chief Operating Officer Guardian 8 Corporation	552,500		1.4%
Jose Rojas, VP Customer Service Guardian 8 Corporation	91,200		0.2%

Directors and Officers as a Group	13,205,638		33.3%

Name and Address of Beneficial Owners
James D. Loeffelbein (“Loeffelbein”) Enutroff, LLC (“Enutroff”) 10380 W. 179th Street Bucyrus, Kansas 66213	2,456,207	(11)	6.3%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of us at 15230 N. 75th Street, Suite 1002, Scottsdale, Arizona  85260.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Based upon 38,822,092 shares of common stock outstanding as of March 24, 2014.
(4)
Includes (i) 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through August 28, 2015, (ii) 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through August 28, 2017, (iii) 543,301 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, (iv) 50,000 warrants to purchase shares of common stock exercisable at $0.40 per share through September 17, 2016, (v) 400,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017, and (vi) 150,000 shares of common stock which vest on March 31, 2014 pursuant to Mr. Cochennet’s employment agreement.

(5)	Includes 104,250 shares of common stock which vest on March 31, 2014 pursuant to Ms. Hanrahan’s interim chief financial officer engagement agreement.
(6)
Includes (i) 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through November 14, 2015, (ii) 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through November 14, 2017, (iii) 52,984 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, and (iv) 50,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017.

(7)
Includes 105,425 shares held by Edwards Group Int’l LLC (“EGI”), which Mr. Edwards has beneficial ownership and control over, and 20,000 warrants held by EGI to purchase shares of common stock at the price of $0.25 per share through January 11, 2015.

(8)
Includes (i) 20,000 warrants to purchase shares of common stock at the price of $0.25 per share through January 11, 2015, (ii) 50,000 warrants to purchase shares of common stock exercisable at $0.55 per share through November 6, 2015, (iii) 50,000 warrants to purchase shares of common stock exercisable at $0.75 per share through November 6, 2017, (iv) 45,000 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, and (v) 25,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017.

(9)	Includes 52,650 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016.
(10)
Based on a Schedule 13G/A filed with the SEC on January 29, 2014 by Loeffelbein, managing member and owner of Enutroff, and Enutroff. Enutroff has shared power voting and dispositive power for 2,231,582 shares. Loeffelbein has the sole voting and dispositive power for 224,625 shares and the shared voting and dispositive power for 2,231,582 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2013 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($6,554); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Related Party Promissory Notes

On January 24, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 26, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On August 12, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On August 26, 2013, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $150,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes matures on April 30, 2014, bear interest at 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
Total			$648,933

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note is unsecured, bears interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

Employment Agreements

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of December 31, 2013 600,000 common shares have vested.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013 and will accrue until the Company completes certain requirements per the agreement.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of December 31, 2013, 312,000 shares have vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3000, which began to accrue on January 1, 2013 and will continue to accrue until the Company completes certain requirements per the agreement.

As of December 31, 2013, the Company has a total of 548,550 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	97,500
Vice President of Customer Support	196,800
Chief Executive Officer	150,000
Non-Employee Interim Chief Financial Officer	104,250
Total	548,550

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

Item 14. Principal Accounting Fees and Services.

L.L. Bradford & Company, LLC and Weaver Martin & Samyn, LLC served as our principal independent public accountants for fiscal 2013 and 2012, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by L.L. Bradford & Company, LLC and Weaver Martin & Samyn, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2013	2012

(1) Audit Fees(1)	$35,000	$27,500
(2) Audit-Related Fees(2)	-	-
(3) Tax Fees(3)	3,500	2,500
(4) All Other Fees	-		-
Total fees paid or accrued to our principal accountant	$38,500	$30,000

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

(5)      Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of L.L. Bradford & Company, LLC for the proposed services. In fiscal 2013 and 2012, all fees paid to L.L. Bradford & Company, LLC and Weaver Martin & Samyn, LLC were unanimously pre-approved in accordance with this procedure.

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

During fiscal 2013 and 2012, the Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee also met periodically with the independent registered public accounting firm to discuss the results of their examinations, the overall quality of the Company’s financial reporting and their evaluations of its internal controls.

The Audit Committee of the Board has received from the Company’s independent registered public accounting firm, written disclosures and the letter required by the Independence Standards Board's Standard No. 1, “Independence Discussions with Audit Committees,” that discloses all relationships between the Company and L.L. Bradford & Company, LLC and Weaver Martin & Samyn that may be thought to bear on the independence of L.L. Bradford & Company, LLC and Weaver Martin & Samyn from the Company. The Audit Committee has discussed with both firms the contents of the written disclosure and letter as well as the matters required to be discussed by Statement on Auditing Standards No. 114. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the years ended December 31, 2013 and 2012, with the Company’s management, which has primary responsibility for the financial statements.

In addition, the Audit Committee has received the written disclosures and the letter from both L.L. Bradford & Company, LLC and Weaver Martin & Samyn required by relevant professional and regulatory standards and has discussed with both firms their independence from the Company and its management. In concluding that both L.L. Bradford & Company, LLC and Weaver Martin & Samyn were independent for their respective audit periods, the Audit Committee considered, among other factors, whether the non-audit services provided by the firm were compatible with its independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Company’s audited financial statements be included in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and 2012.

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)

10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)
10.43	Cornerstone Line of Credit Agreements
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
99.11	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.12	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)
99.13	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.14	Training Program Press Release dated September 5, 2013(incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on November 14, 2013)
99.15	ASIS 2013 Exhibition Press Release dated September 19, 2013 (incorporated by reference to Exhibit 99.15 to the Form 10-Q filed on November 14, 2013)
99.16	Production Increase Press Release dated October 4, 2013 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on November 14, 2013)
99.17	Nova Security Group Distributor Agreement Press Release dated October 14, 2013 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on November 14, 2013)
99.18	Presentation as of December 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 3, 2013)
99.19	Private Placement Closing Press Release dated November 21, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 3, 2013)
99.20	LD Micro Event Press Release dated November 27, 2013 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on December 3, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: March 28, 2014	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet
C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	March 28, 2014

/s/ Kathleen Hanrahan
Kathleen Hanrahan	Interim Chief Financial Officer (Principal Financial Officer), Director	March 28, 2014

/s/ James G. Miller
James G. Miller	Director	March 28, 2014

/s/ Kyle Edwards
Kyle Edwards	Director	March 28, 2014

/s/ Jim Nolton
Jim Nolton	Director	March 28, 2014

/s/ Corey Lambrecht
Corey Lambrecht	Director	March 28, 2014