Form 10-K/A
period 2013-12-31
Guardian 8 Holdings
filed 2014-04-04
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

None.

EXPLANATORY NOTE

Guardian 8 Holdings is filing this Amendment No. 1 to Form 10-K (the “Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), as filed with the Securities and Exchange Commission on March 28, 2014. The purpose of this Amendment is to correct an error in the disclosure of the number of warrants issued to an investment banking firm and outstanding warrants at year-end. This Amendment does not materially amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to: Part I, Items 1A and 5; and Part II, Item 8 set forth in this Amendment. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing.

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

As of December 31, 2013, we had warrants outstanding for the issuance of 13,354,621 shares of Common Stock at prices ranging from $0.25 to $0.75 per share.  Future material issuances of our securities may reduce earnings per share and dilute the percentage ownership of existing stockholders, which could harm the market price and value of our securities.

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

On March 26, 2014, the closing price of shares of common stock of the Company was $0.42 .  However, the Company considers its common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

As of December 31, 2013, there were approximately 192 holders of record of our Common Stock and 37,274,292 shares outstanding, which does not include 2,855,979 shares authorized but unissued.

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

On October 11, 2013, we conducted the sixth closing under a private placement offering selling 250,000 units for $100,000 to one accredited investor. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in November of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $13,000 and are obligated to issue 37,500 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On October 25, 2013, we conducted the seventh closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in November of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $40,950 and are obligated to issue 118,125 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

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

On November 12, 2013, we conducted the eighth closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. As of the date of this report the shares have not been issued. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435 and are obligated to issue 206,063 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

On November 20, 2013, we conducted the final closing under a private placement offering selling 362,500 units for $145,000 to five accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. These shares were issued in December of 2013. In connection with the sale of these units, we paid Finance 500, Inc., a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $18,850 and are obligated to issue 54,375 warrants to Finance 500. Each warrant will entitle Finance 500, or its assignees, to purchase one share of our common stock at $0.40 per share for ten years.

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

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended December 31, 2013 and 2012, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 13,354,621 from warrants. Potential common shares as of December 31, 2012 that have been excluded from the computation of net loss per share amounted to 1,432,500 from warrants.

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

During the three months ended September 30, 2013, in connection with the issuance of new promissory notes, the Company issued 1,123,933 three-year warrants for the purchase of shares of its common stock for $0.40 per share.

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

During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 8.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of unit s , the Company issued warrants as private placement fees.  The amount of warrants issued were 744,188 later reduced by 30,000 warrants for a total amount issued of 714,188 .  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units the Company is required to issue additional warrants as part of the fee agreement.

In connection with the notes payable the Company issued 1,123,933 warrants.  The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 3 years, Stock Price at the date of the grant $0.37, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 0.32%.  The value of $284,914 has been recorded as a prepaid loan fee and is being amortized over the life of the loan.

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

A summary of warrants as of December 31, 2013 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2012	-	$-	307,000	$0.28
Granted	-	-	1,372,500	0.54
Cancelled	-	-	-	-
Exercised	-	-	(247,000)	0.25
Outstanding 12/31/2012	-	$-	1,432,500	$0.53
Granted	-	-	12,229,621	0.61
Cancelled	-	-	-	-
Exercised	-	-	(307,500)	0.28
Outstanding 12/31/2013	-	$-	13,354,621	$0.61

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

On May 15, 2013 we authorized the issuance of a five-year warrant to purchase 66,000 shares of common stock for $0.40 per share.   These warrants vested in three equal installments of 22,000 shares.  As of December 31, 2013, 44,000 shares were expensed for a total of $11,610 and the remaining 22,000 warrants will be expensed in the first quarter of fiscal 2014.

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)

10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)
10.43	Cornerstone Line of Credit Agreements (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 28, 2014)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 28, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.5	International Interest Press Release dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to the Form 10-Q filed on November 19, 2012)
99.6	Hiring of Rojas Press Release dated October 9, 2012 (incorporated by reference to Exhibit 99.6 to the Form 10-Q filed on November 19, 2012)
99.7	Utility patent Press Release dated October 16, 2012 (incorporated by reference to Exhibit 99.7 to the Form 10-Q filed on November 19, 2012)
99.8	Design patent Press Release dated October 24, 2012 (incorporated by reference to Exhibit 99.8 to the Form 10-Q filed on November 19, 2012)
99.9	Executive Summary as of November 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 5, 2012)
99.10	Initial order press release dated December 20, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 8, 2013)
99.11	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.12	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)
99.13	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.14	Training Program Press Release dated September 5, 2013(incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on November 14, 2013)
99.15	ASIS 2013 Exhibition Press Release dated September 19, 2013 (incorporated by reference to Exhibit 99.15 to the Form 10-Q filed on November 14, 2013)
99.16	Production Increase Press Release dated October 4, 2013 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on November 14, 2013)
99.17	Nova Security Group Distributor Agreement Press Release dated October 14, 2013 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on November 14, 2013)
99.18	Presentation as of December 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 3, 2013)
99.19	Private Placement Closing Press Release dated November 21, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 3, 2013)
99.20	LD Micro Event Press Release dated November 27, 2013 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on December 3, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: April 3, 2014	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet
C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	April 3, 2014

/s/ Kathleen Hanrahan
Kathleen Hanrahan	Interim Chief Financial Officer (Principal Financial Officer), Director	April 3, 2014

/s/ James G. Miller
James G. Miller	Director	April 3, 2014

/s/ Kyle Edwards
Kyle Edwards	Director	April 3, 2014

/s/ Jim Nolton
Jim Nolton	Director	April 3, 2014

/s/ Corey Lambrecht
Corey Lambrecht	Director	April 3, 2014