Form 10-Q
period 2014-03-31
Guardian 8 Holdings
filed 2014-05-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2014, was 39,005,771, not including 1,785,968 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
Assets

Current assets:
Cash	$119,086	$305,649
Accounts receivable, net of allowance for doubtful accounts of $952 as of March 31, 2014 and December 31, 2013	4,441	3,767
Prepaid loan costs	151,440	143,302
Prepaid expenses, other	125,655	195,810
Deposits on inventory	515,404	138,262
Inventory
Finished goods	208,606	41,022
Finished goods in transit	202,194	-
Finished goods on consignment	7,649	4,216
Total current assets	1,334,475	832,028

Fixed assets, net of accumulated depreciation of $61,893 and $41,931 as of March 31, 2014 and December 31, 2013	200,690	220,652

Website, net of accumulated amortization of $19,962 and $18,226 as of March 31, 2014 and December 31, 2013	3,472	5,207

Patent, net of accumulation amortization of $3,835 and $3,547 as of March 31, 2014 and December 31, 2013	16,022	16,310
Total assets	$1,554,659	$1,074,197

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$194,123	$218,266
Deferred revenue	1,056	1,388
Accrued payroll expenses	27,981	23,737
Accrued interest
Related	59,436	39,133
Unrelated	23,679	3,025
Bank line of credit	700,000	-
Notes payable
Related	1,498,933	1,023,933
Unrelated	125,000	100,000
Total current liabilities	2,630,208	1,409,482

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 38,822,092 and 37,274,292 at March 31, 2014 and December 31, 2013	38,821	37,273
Common stock owed but not issued: 1,985,218 and 2,855,979 at March 31, 2014 and December 31, 2013	1,985	2,856
Paid in capital	7,092,887	6,629,143
Accumulated deficit	(8,209,242)	(7,004,557)
Total stockholders’ deficit	(1,075,549)	(335,285)
Total liabilities and stockholders’ deficit	$1,554,659	$1,074,197

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2014	2013

Revenues	$5,045	$-
Cost of sales	3,879	-
Gross profit	1,166	-
Depreciation and amortization	19,962	2,825
General and administrative expenses	992,239	568,639
Total operating expenses	1,012,201	571,464
Loss from operations	(1,011,035)	(571,464)

Other (expense):
Interest expense	(193,650)	(8,400)

Loss before income tax	(1,204,685)	(579,864)
Provision for Income tax expense	-	-
Net loss	$(1,204,685)	$(579,864)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	40,375,964	32,026,224

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Stockholders’ Equity
 For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	30,874,508	$30,874	1,225,994	$1,226	$3,299,780	$(3,379,393)	$(47,513)

Issuance of common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	478,400	478	665,300	665	554,889	-	556,032
Common stock issued for services	745,390	745	294,429	294	419,977		421,016
Common stock issued for director fees	-	-	360,000	360	219,600	-	219,960
Common stock sold for cash	3,700,000	3,700	1,473,750	1,474	2,064,326	-	2,069,500
Exercise of warrants	250,000	250	62,500	63	86,562	-	86,875
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(312,515)	-	(312,515)
Net loss for the year	-	-	-	-	-	(3,625,164)	(3,625,164)
Balance December 31, 2013	37,274,292	37,273	2,855,979	2,856	6,629,143	(7,004,557)	(335,285)

Issuance of common stock previously owed	1,547,800	1,548	(1,547,800)	(1,548)	-	-	-
Common stock issued for compensation	-	-	150,000	150	76,350	-	76,500
Common stock issued for services	-	-	527,039	527	232,513	-	233,040
Discounts on notes payable	-	-	-	-	154,881	-	154,881
Net loss for the three months	-	-	-	-	-	(1,204,685)	(1,204,685)
Balance, March 31, 2014	38,822,092	$38,821	1,985,218	$1,985	$7,092,887	$(8,209,242)	$(1,075,549)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,204,685)	$(579,864)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	233,040	58,500
Stock issued for compensation	76,500	91,464
Depreciation and amortization	21,985	2,825
Amortization of discount on notes payable	146,743	-
Change in operating assets and liabilities:
Accounts receivable	(674)	-
Prepaid expenses	70,155	29,367
Deposits on inventory	(377,142)	(43,136)
Inventory	(373,211)	(700)
Accounts payable and accrued expenses	(24,143)	24,615
Deferred revenue	(332)	-
Customer deposits	-	1,308
Accrued interest	40,957	8,400
Accrued payroll expenses	4,244	79,873
Net cash (used) by operating activities	(1,386,563)	(327,348)
Cash flows from investing activities:
Purchase of property and equipment	-	(20,687)
Net cash (used) by investing activities	-	(20,687)
Cash flows from financing activities:
Proceeds from common stock sales, net of private placement fees	-	302,879
Proceeds from notes payable, related parties	475,000	250,000
Proceeds from notes payable, unrelated party	25,000	-
Proceeds from bank line of credit	700,000	-
Cash flows from financing activities	1,200,000	552,879

Net increase (decrease) in cash and cash equivalents	(186,563)	204,844
Cash and cash equivalents, beginning of period	305,649	41,855

Cash and cash equivalents, end of period	$119,086	$246,699

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for services	$233,040	$58,500
Number of shares issued for services	527,039	150,000
Stock issued for compensation	$76,500	$91,464
Number of shares issued for compensation	150,000	239,200

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

Principles of consolidation

For the three months ended March 31, 2014 and 2013, and for the year ended December 31, 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of March 31, 2014 and December 31, 2013, there were cash equivalents of $119,086 and $305,649 respectively.

Revenue recognition

Revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the three months ended March 31, 2014 was $5,045.  There were no revenues for the three months ended March 31, 2013.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  During the three months ended March 31, 2014 and 2013 the, Company recorded $1,056 and $1,388 as deferred revenue, and had related warranty expense of $577 and $0, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaling $28,790 and $46,312 for the three months ended March 31, 2014 and 2013 respectively.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Equipment	2 years
Tooling	10 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 12 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the three months ended March 31, 2014 and 2013.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended March 31, 2014 and 2013, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 13,854,621 from warrants. Potential common shares as of March 31, 2013 that have been excluded from the computation of net loss per share amounted to 3,270,000 from warrants.

Income taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”, for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 13 for further details.

Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2014, the Company has an accumulated deficit of $8,209,242, and the Company’s current liabilities exceed current assets by $1,295,733.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors and has obtained a bank line of credit.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $284,914.  The loan costs are being amortized over the life of the notes, which expire on April 30, 2014. Subsequent to the quarter end, the expiration dates for all outstanding notes payable were extended to July 15, 2014.

During the three months ended March 31, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881.  The loan costs are being amortized over the life of the notes, which expire on July 15, 2014.  The balance in prepaid loan costs was $151,440 as of March 31, 2014.  The Company had no prepaid loan costs as of March 31, 2013.

Note 4 – Property and equipment

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Equipment	$96,379	$96,379
Tooling	127,436	127,436
Leasehold Improvements	6,007	6,007
Furniture and fixtures	32,761	32,761
	262,583	262,583
Less accumulated depreciation	61,893	41,931
	$200,690	$220,652

As of March 31, 2014, all tooling was complete and placed into service.

Note 5 – Deposit on Inventory

As of March 31, 2014 the Company paid $515,404 as a deposit on inventory for its finished personal security devices.

Note 6 – Bank line of credit

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provides for an aggregate of up to $700,000 (which was increased to $900,000 on April 28, 2014) at any time outstanding pursuant to a revolving line of credit and matures on January 16, 2015.  The agreement is secured by inventory, work in process, accounts receivable, a letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments to be paid by the Company.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable from Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.

Note 7 – Notes payable

On January 1, 2013, the Company had notes payable from related parties, totaling $200,000.  These notes were originally due in 2012, but subsequently extended into 2013.  The notes bear interest at a rate of 12% per annum.

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

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes matures on April 30, 2014, bear interest at 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.  The notes were subsequently extended with a due date of July 15, 2014.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	July 15, 2014	$543,300
September 1, 2013	12.0%	July 15, 2014	52,983
September 1, 2013	12.0%	July 15, 2014	52,650
Total			$648,933

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note is unsecured, bears interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share. The note was subsequently extended with a due date of July 15, 2014.

On September 30, 2013, the Company received a note payable in the amount of $100,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.   The warrants are exercisable at $0.40 per share. The note was subsequently extended with a due date of July 15, 2014.

As of December 31, 2013, the Company had notes payable of $1,123,933 and accrued interest of $42,158.  All amounts are due within twelve months.  The Company also recognized $296,524 of loan fees associated with the notes payable issued during the year ended December 31, 2013.  The loan fees will be amortized over the term of the associated warrants.

On February 12, 2014, the Company received a note payable in the amount of $50,000 from a related party.  The note is unsecured, bears interest at 12%, is payable on July 15, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from a related party.  The note is unsecured, bears interest at 12%, is payable on July 15, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company received a note payable in the amount of $400,000 from a related party.  The note is unsecured, bears interest at 12%, is payable on July 15, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from an unaffiliated company.  The note is unsecured, bears interest at 12%, is payable on July 15, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

As of March 31, 2014, the Company has notes payable of $1,623,933 and accrued interest of $81,365.   All amounts are due within the next year.

Total interest expense on notes payable was $46,907 and $8,400 for the three months ended March 31, 2014 and 2013, respectively.

The following summarizes the outstanding unsecured notes payable as of March 31, 2014:

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	July 15, 2014	$543,300
September 1, 2013	12.0%	July 15, 2014	52,983
September 1, 2013	12.0%	July 15, 2014	52,650
September 1, 2013	12.0%	July 15, 2014	45,000
September 18, 2013	12.0%	July 15, 2014	50,000
September 19, 2013	12.0%	July 15, 2014	30,000
September 19, 2013	12.0%	July 15, 2014	250,000
September 30. 2013	12.0%	July 15, 2014	100,000
February 12, 2014	12.0%	July 15, 2014	50,000
February 24, 2014	12.0%	July 15, 2014	25,000
February 24, 2014	12.0%	July 15, 2014	400,000
February 24, 2014	12.0%	July 15, 2014	25,000
Total			$1,623,933

Note 8 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of March 31, 2014, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and are being amortized over the 20-year life of the patents once issued and placed into service.

Note 9 – Stockholders’ equity

On January 1, 2013, there were 30,874,508 common shares issued and outstanding, 1,225,994 common shares owed but not issued, and no preferred shares issued.  As of March 31, 2013, all of these shares were issued to their respective parties.

During the quarter ended March 31, 2013, three employees vested shares of common stock in accordance with their employment agreements (see Note 14).  The first was the CEO/Director, vesting 150,000 shares of common stock, which were valued at market price of $54,000.  The other two issuances were for the Company’s Chief Operating Officer and Vice President of Customer Service, both of which achieved milestones predicated by their employment agreements.  The total number of shares vested for these two officers totaled 89,200 shares of common stock that were valued at market price of $37,464.

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

On June 30, 2013 employees vested 325,700 shares of common stock.  The value of the stock was $114,039 and the 325,700 shares were issued in the third quarter of 2013.  See Note 14 for further details.

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

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $66,000 to its CEO pursuant to the terms of his employment agreement.  These shares were issued in the first quarter of 2014.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $45,760 shares to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were issued in the first quarter of 2014.

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

On November 12, 2013, the Company conducted a closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435. The Company also incurred $2,314 of expenses associated with this offering, for a net amount of $475,751.  These shares were owed but not issued as of March 31, 2014.

On November 20, 2013, the Company conducted a closing under a private placement offering selling 362,500 units for $145,000 to five accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $18,850. The Company also incurred $2,650 of expenses associated with this offering, for a net amount of $123,500. 32,468 of these shares were owed but not issued as of March 31, 2014.

On November 26, 2013, the Company issued 71,429 shares of common stock, valued at $50,000 for public and investor relation services pursuant to an agreement dated August 26, 2013.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company issued 15,000 shares of common stock for engineering assistance with the Company’s security device.  The services were valued at $9,165.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company issued 360,000 shares of its common stock to its six directors for director fees.  The services were valued at $219,960.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company issued 100,000 shares of its common stock to its CEO as a bonus for services performed for the Corporation.  These shares were valued at $61,100.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $91,650 to its CEO pursuant to the terms of his employment agreement.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $63,544 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 212,500 shares of common stock, valued at $129,838 to its COO pursuant to the terms of his employment agreement.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company authorized and recognized the expense for the issuance of 52,800 shares of common stock, valued at $32,261 to its VP of Customer Support pursuant to the terms of his employment agreement.  These shares were issued in the first quarter of 2014.

As of December 31, 2013, there were 37,274,292 shares of common stock outstanding, 2,855,979 were owed but not issued and there were no preferred shares.

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of March 31, 2014.

On February 3, 2014, the Company authorized and recognized the expense for 98,039 shares of common stock, valued at $50,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of March 31, 2014.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $53,040 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were owed but not issued as of March 31.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $76,500 to its CEO pursuant to the terms of his employment agreement.  These shares were owed but not issued as of March 31, 2014.

As of March 31, 2014, there were 38,822,092 common shares issued and outstanding, 1,985,218 common shares owed but not issued, and no preferred shares issued.

Note 10 – Options and warrants

Options

As of March 31, 2014 and 2013 there are no outstanding options.

Warrants

On January 1, 2013, there were 1,432,500 warrants outstanding.

During the year ended December 31, 2013, 307,500 warrants were exercised at a strike price between $0.25 and $0.35 per warrant.

During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 9.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of the units the Company issued warrants as private placement fees.  The amount of warrants issued were 744,188 later reduced by 30,000 warrants for a total amount issued of 714,188.  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units the Company is required to issue additional warrants as part of the fee agreement.

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

The Company issued 44,000 warrants for consulting services. The value of the warrants was determined using the Black Scholes.  The value of $11,610 has been recorded as a prepaid asset and is being amortized over the life of the consulting agreement.

In connection with the notes payable, the Company issued 500,000 warrants during the three months ended March 31, 2014. The value of the warrants was determined using the Black Scholes.  The value of $154,881 has been recorded as a prepaid loan fee and is being amortized over the life of the loan.

A summary of warrants as of March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2014	-	$-	13,354,621	$0.61
Granted	-	-	500,000	0.50
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 3/31/2014	-	$-	13,854,621	$0.61

Note 11 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease runs from January 2012 to March 2014 at a rate of $1,907 per month. Future minimum payments as of December 31, 2013 under this lease are $5,721 for 2014.

Rent expense was $8,113 and $5,979 for the three months ended March 31, 2014 and 2013, respectively.

During the years ended December 31, 2012, the Company issued notes payable to related parties.  The maturity dates for these notes were extended during the year ended December 31, 2013.  See Note 6 for further details.

During the three months ended March 31, 2014 and 2013, the Company issued notes payable and warrants to related parties.  See Note 7 for further details.

See Note 13 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

Note 12 – Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of March 31, 2014 or 2013; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Notes Payable	-	$1,623,933	-	$1,623,933

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Notes payable	-	$1,123,933	-	$1,123,933

Note 13 – Income Taxes

The Company follows ASC subtopic 740-10 for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company’s operations for the three months ended March 31, 2014 and 2013 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2013, the Company had net operating loss carry-forwards that may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

For financial reporting purposes, the Company has incurred a loss since inception to September 30, 2013.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31,2014. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 14 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of March 31, 2014, in accordance with the terms of the agreement, the employee vested 335,000 shares of restricted stock for achieving milestones as set forth in the employment agreement.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of March 31, 2014, in accordance with the terms of the agreement, the employee vested 91,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of March 31, 2014, all 750,000 common shares have vested.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013 and will accrue until the Company completes certain requirements per the agreement.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company will issue a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of March 31, 2014, 416,250 shares have vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began to accrue on January 1, 2013 and will continue to accrue until the Company completes certain requirements per the agreement.

As of March 31, 2014, the Company has a total of 294,550 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	97,500
Vice President of Customer Support	196,800
Chief Executive Officer	-
Non-Employee Interim Chief Financial Officer	250
Total	294,550

Note 15 – Public & Investor Relations Agreements

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

On May 15, 2013 we authorized the issuance of a five-year warrant to purchase 66,000 shares of common stock for $0.40 per share.  These warrants vested at a rate of 22,000 per month over the three-month period of the agreement.  As of March 31, 2014 all 66,000 were vested.

Note 16 – Subsequent events

On March 31, 2014, we authorized the issuance of 150,000 shares of common stock to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement, which vested as of March 31, 2014. These shares were issued in April of 2014.

On March 31, 2014, we authorized 104,250 shares of common stock to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of her agreement, which vested as of March 31, 2014. These shares were issued in April of 2014.

On April 9, 2014, the Company appointed an individual to serve as a member of its board of directors. On this same date, we authorized the issuance of 60,000 shares to the newly appointed director, as an initial engagement fee. As of the date of this report the shares have not been issued.

On April 18, 2014, the Company received $90,000 from its CEO in the form of an unsecured note.  The note bears interest at 12% and is due on July 15, 2014.

On April 28, 2014, the Company entered into a debt modification agreement with Cornerstone Bank, N.A.  Per this agreement, the line of credit was increased to $900,000.  All other terms remain the same.

On April 29, 2014, we cancelled 142,000 shares issued to a consultant in error.

On April 30, 2014, the Company extended the maturity date for notes payable in the principal amount of $1,123,933 to July 15, 2014.

On May 9, 2014, the Company received $25,000 from a director in the form of an unsecured note. The note bears interest at 12% and is due on July 15, 2014.

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

For the three months ended March 31, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage Entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

During the year ended December 31, 2013, the Company received its first production units assembled by its contract manufacturer and generated initial revenue totaling $43,619.

 In 2013, key personnel were hired in the areas of Sales and Operations.  These hires include an experienced Vice President of Customer Service, a lead manufacturing engineer, and a Sales Manager.  We intend to expand our sales and marketing staff, as well as administrative support during the next few months enabling us to reach key customers and shorten the sales cycles.

During the first three months of 2014, the Company expanded its sales team to include regional representatives, as well as non-employee sales and training consultants.  These individuals were trained, and are now working to develop relationships with the potential leads identified in the Company’s database.  Subsequent to the quarter end, the Company added one additional sales rep who will focus in the Atlantic region of the United States.

The Company also added William Clough to its Board of Directors, effective April 9, 2014. Since 2006, Mr. Clough has served as a board member of CUI Global, Inc., a public company trading on NASDAQ. In addition, Mr. Clough has served as CUI Global’s President and Chief Executive Officer since September of 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

The Company also initiated development efforts on the new consumer product, which is targeted for release in 2015.  During the first three months of 2014, the Company expensed $15,000 for these development efforts.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $5,045 in revenues for the three months ended March 31, 2014.  There were no revenues for the three months ended March 31, 2013.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the three months ended March 31, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of March 31, 2014 and 2013, there were cash equivalents of $119,086 and $305,649 respectively.

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  As of 3/31/2014, the Company had prepaid its contract manufacturer approximately $600,000 toward the purchase of an additional 10,000 units to be delivered in 2014.  We believe this inventory will be adequate to fulfill orders for the next 12 months.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $28,790 and $46,312 for the three months ended March 31, 2014 and 2013 respectively. The Company intends to continue investing in the development of future products, including a new consumer product anticipated for market launch in 2015.

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

We issued four additional notes payable to related parties, including our CEO, during the month of September 2013, totaling $375,000.  These notes are unsecured, all bear interest at a rate of 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

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

During the year ended December 31, 2013, we agreed to sell 5,173,750 shares of common stock for $2,069,500, less private placement fees of $312,515.  We also issued 1,143,700 shares of common stock for compensation in the amount of $556,032, 1,039,819 shares of common stock in exchange for services in the amount of $421,016, 360,000 shares of common stock in exchange for $219,960, and had warrants to purchase 312,500 shares of common stock converted through the payment of $51,875 in cash, and a reduction of $35,000 in a related party note payable.

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

During the year ended December 31, 2013, revenue increased over the prior period, as additional production units became available for sale.  We also attended the ASIS conference in September 2013 where we initiated our training program and accepted new test and evaluation commitments from industry leaders in the Security market.  These trial units have not been recognized as revenue, but will be recorded as payment is received, or a purchase order documenting collectability is obtained.

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

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provides for an aggregate of up to $700,000 at any time outstanding pursuant to a revolving line of credit and matures on January 16, 2015.  The agreement is secured by inventory, work in process, accounts receivable, letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments to be paid by the Company.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable from Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.

On April 28, 2014, the Company increased the borrowing capacity of this line of credit to $900,000.  The terms of the note remain the same.

During the three months ended March 31, 2014, the Company received three notes payable from related parties in the amount of $475,000, and one note payable from an unrelated party in the amount of $25,000.  All of the notes are unsecured, bear interest at 12% per annum, and are payable on July 15, 2014.  All notes also included a three-year warrant to purchase shares of the Company’s common stock for $0.50 per share for each of $1.00 of principal included in the note.

During the three months ended March 31, 2014, the Company issued 150,000 shares of its common stock, with an aggregate value of $76,500 for compensation.  The Company also issued 527,039 shares of its common stock, with an aggregate value of $233,040 for services.

Results of Operations for Guardian 8 Corporation for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase/ (Decrease)

Revenues	$5,045	$-	$5,045
Cost of sales	3,879	-	3,879
Gross Profit	1,166	-	1,166
Operating Expenses	1,012,201	571,464	587,480

Net (loss) from operations	(1,011,035)	(571,464)	586,314
Interest expense	(193,650)	(8,400)	(38,507)

Net (loss)	$(1,204,685)	$(579,864)	$624,821

Net (loss) per share	$(0.03)	$(0.02)	$(0.01)
Weighted average shares outstanding	40,375,964	32,026,224

During the three months ended March 31, 2014, we had revenues of $5,045 and cost of sales of $3,879 due to shipment of our production units.  We did not have and revenue or cost of sales in the three months ended March 31, 2014 and 2013.

We generated net losses of $1,204,685 and $579,864 for the three months ended March 31, 2014 and 2013, respectively. Our losses include research and development costs related to our ProV2 and new consumer device of $28,790 and $46,312 for the three months ended March 31, 2014 and 2013, respectively, as well as general and administrative expenses of $983,411 and $525,152 for the three months ended March 31, 2014 and 2013, respectively.

We anticipate continued losses from operations until such time as we generate sufficient revenues to through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes, and bank financing. From June of 2009 through March 31, 2014, we raised $3,024,485 through the sale of our common stock, $113,625 from the exercise of 371,250 warrants in conjunction with notes payable, $700,000 from a revolving bank line of credit agreement, and an additional $2,328,433 through the issuance of notes payable, net of $10,000 of principle payments, and the exercise of warrants through a $35,000 reduction in notes payable.  As of March 31, 2014, our cash balance was $119,086. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible notes or other debt instruments, third party financings, additional bank financing of $200,000 and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $28,790 and $46,312 for the three months ended March 31, 2014 and 2013, respectively, which included approximately $15,000 toward our new consumer device. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

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

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	March 31, 2014	March 31, 2013

Current assets	$1,334,475	$344,676
Current liabilities	2,630,208	648,271
(Deficit)	$(1,295,733)	$(303,595)

Changes in cash flows are summarized as follows:

We had a net loss of $1,204,685 for the three months ended March 31, 2014.  This loss was offset by non-cash items such as stock issued for services of $233,040, stock issued for compensation of $76,500, depreciation and amortization of 21,985, and the amortization of discount on notes payable of $146,743.  We had cash used by the increase in accounts receivable of $674, deposits on inventory of $377,142, the increase in inventory of $373,211, the decrease in accounts payable and accrued expenses of $24,143, and the decrease in deferred revenue of $332.  We had cash provided due to the decrease in prepaid expenses of $70,155, increase in accrued interest of $40,957, and the increase in accrued payroll taxes of $4,244.

We did not have any investing activities during the three months ended March 31, 2014.

We had cash provided by financing activities of $1,200,000 for the three months ended March 31, 2014.  This included proceeds from notes payable to related parties of $475,000 proceeds from notes payable to unrelated parties of $25,000 and proceeds from a line of credit with a bank of $700,000.

We had a net loss of $579,864 for the three months ended March 31, 2013.  This included non-cash items such as stock issued for services of $58,500, stock issued for compensation of $91,464, and depreciation and amortization of $2,825.  We had cash used by an increase in deposits on inventory of $43,136 and an increase in inventory of $700.  We had cash provided due to the decrease in prepaid expenses of $29,367, increase in accounts payable and accrued expenses of $24,615, an increase in customer deposits of $1,308, an increase in accrued interest of $8,400 and an increase in accrued payroll and payroll taxes of $79,873.

We had cash used by investing activities of $20,687 for the three months ended March 31, 2013, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $552,879 for the three months ended March 31, 2013.  This included proceeds from the sale of common stock of $302,879 and proceeds from notes payable to related parties of $250,000.

As a result, we are in immediate need for additional working capital and are forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing through either convertible or non-convertible notes payable, to the extent necessary to augment our working capital. We are also evaluating additional sources of inventory financing that may be available once orders for our product are received.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2014, we authorized the issuance of 325,000 to a consultant providing public relations services. These shares will be issued to the consultant in whole or smaller denominations based upon, and in the sole discretion of, our satisfaction of services performed by the consultant during the initial term of its consulting agreement. As of the date of this report no shares have been issued to the consultant.

On February 26, 2014, we authorized the issuance of 98,039 shares of common stock to a consultant providing public relations services. These shares were issued in April of 2014.

On March 31, 2014, we authorized the issuance of 150,000 shares of common stock to our CEO (C. Stephen Cochennet) pursuant to the terms of his employment agreement, which vested as of March 31, 2014. These shares were issued in April of 2014.

On March 31, 2014, we authorized 104,250 shares of common stock to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of her agreement, which vested as of March 31, 2014. These shares were issued in April of 2014.

Subsequent Issuances After Quarter-End

On April 9, 2014, we authorized the issuance of 60,000 shares to William Clough, a newly appointed director, as an initial engagement fee. As of the date of this report the shares have not been issued.

On April 29, 2014, we cancelled 142,000 shares issued to a consultant in error.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Promissory Note Extensions

On April 30, 2014, our CEO/president, C. Stephen Cochennet, extended the maturity dates of a $543,300.01 term note and a $50,000 term note, both due and payable on April 30, 2014 until July 15, 2014. Copies of the extensions are attached hereto as Exhibits 10.44 and 10.48, respectively.

On April 30, 2014, a director, James Miller, extended the maturity dates of a $52,983.33 term note and a $30,000 term note, both due and payable on April 30, 2014 until July 15, 2014. Copies of the extensions are attached hereto as Exhibits 10.45 and 10.50, respectively.

On April 30, 2014, a director, Corey Lambrecht, extended the maturity date of a $52,650 term note due and payable on April 30, 2014 until July 15, 2014. A copy of the extension is attached hereto as Exhibit 10.46.

On April 30, 2014, a director, Jim Nolton, extended the maturity date of a $45,000 term note due and payable on April 30, 2014 until July 15, 2014. A copy of the extension is attached hereto as Exhibit 10.47.

On April 30, 2014, Kansas Resource Development Company, a company owned and controlled by our CEO/President, C. Stephen Cochennet, extended the maturity date of a $250,000 term note due and payable on April 30, 2014 until July 15, 2014. A copy of the extension is attached hereto as Exhibit 10.49.

On April 30, 2014, an unaffiliated third party accredited investor extended the maturity date of a $100,000 term note due and payable on April 30, 2014 until July 15, 2014. A copy of the form of extension is attached hereto as Exhibit 10.51.

New Promissory Note

On May 9, 2014, we received $25,000 from a director, James G. Miller, in the form of an unsecured term note, which bears interest at 12% per annum is due on July 15, 2014. A copy of Mr. Miller’s note is attached hereto as Exhibit 10.52.

Press Releases

On January 8, 2014, we issued a press release announcing a strategic alliance with the California Association of Licensed Security Agencies, Guards and Associates (CALSAGA) to provide products and training to its members. A copy of the press release is attached hereto as Exhibit 99.16.

On January 22, 2014, we issued a press release disclosing the line of credit we received from Cornerstone Bank. A copy of the press release is attached hereto as Exhibit 99.17.

On February 4, 2014, we issued a press release disclosing two new distributors in Russia and Mexico. A copy of the press release is attached hereto as Exhibit 99.18.

On February 6, 2014, we issued a press release disclosing the hiring of sales team representatives. A copy of the press release is attached hereto as Exhibit 99.19.

On February 27, 2014, we issued a press release disclosing a letter of intent to provide our device to Securitas-USA. A copy of the press release is attached hereto as Exhibit 99.20.

On March 31, 2014, we issued a press release disclosing accolades we have received from hospital security staff. A copy of the press release is attached hereto as Exhibit 99.21.

On April 3, 2014, we issued a press release disclosing the deployment of our device by a hospital security team. A copy of the press release is attached hereto as Exhibit 99.22.

On April 23, 2014, we issued a press release disclosing the initial device order from a globally recognized family theme park. A copy of the press release is attached hereto as Exhibit 99.24.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)

10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)
10.43	Cornerstone Line of Credit Agreements (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 28, 2014)
10.44	Extension No. 1 to $543,300.01 Term Note issued to C. Stephen Cochennet dated April 30, 2014
10.45	Extension No. 1 to $52,983.33 Term Note issued to James Miller dated April 30, 2014
10.46	Extension No. 1 to $52,650 Term Note issued to Corey Lambrecht dated April 30, 2014
10.47	Extension No. 1 to $45,000 Term Note issued to Jim Nolton dated April 30, 2014
10.48	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated April 30, 2014
10.49	Extension No. 1 to $250,000 Term Note issued to Kansas Resource Development Company dated April 30, 2014
10.50	Extension No. 1 to $30,000 Term Note issued to James Miller dated April 30, 2014
10.51	Form of Note Extension No. 1 dated April 30, 2014
10.52	$25,000 Note issued to James G. Miller
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)

99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.7	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)
99.8	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.9	Training Program Press Release dated September 5, 2013(incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on November 14, 2013)
99.10	ASIS 2013 Exhibition Press Release dated September 19, 2013 (incorporated by reference to Exhibit 99.15 to the Form 10-Q filed on November 14, 2013)
99.11	Production Increase Press Release dated October 4, 2013 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on November 14, 2013)
99.12	Nova Security Group Distributor Agreement Press Release dated October 14, 2013 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on November 14, 2013)
99.13	Presentation as of December 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 3, 2013)
99.14	Private Placement Closing Press Release dated November 21, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 3, 2013)
99.15	LD Micro Event Press Release dated November 27, 2013 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on December 3, 2013)
99.16	CALSAGA Strategic Alliance Press Release dated January 8, 2014
99.17	Cornerstone Bank Line of Credit Press Release dated January 22, 2014
99.18	Russia and Mexico Distributor Press Release dated February 4, 2014
99.19	Additional Sales Representatives Press Release dated February 6, 2014
99.20	ENL Letter of Intent to Securitas Press Release dated February 27, 2014
99.21	Hospital Staff Accolade Press Release dated March 31, 2014
99.22	Hospital Usage Press Release dated April 3, 2014
99.23	Clough Appointment Press Release dated April 15, 2014 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 15, 2014)
99.24	Large Public Venue Press Release dated April 23, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: May 14, 2014	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: May 14, 2014	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)