Form 10-Q
period 2014-06-30
Guardian 8 Holdings
filed 2014-08-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7432 E. Tierra Buena Lane Suite 102 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

(877) 659-6007
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

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2014, was 40,737,560, not including 435,000 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$3,046,445	$305,649
Accounts receivable, net of allowance for doubtful accounts of $952 as of June 30, 2014 and December 31, 2013	7,266	3,767
Other receivable	7,000	-
Prepaid loan costs	540,519	143,302
Prepaid expenses, other	111,581	195,810
Deposits on inventory	287,278	138,262
Inventory
Finished goods	633,074	41,022
Finished goods in transit	239,000	-
Finished goods on consignment	8,079	4,216
Total current assets	4,880,242	832,028

Property and equipment:
Fixed assets, net of accumulated depreciation of $75,019 and $41,931 as of June 30, 2014 and December 31, 2013	232,493	220,652

Website, net of accumulated amortization of $21,698 and $18,226 as of June 30, 2014 and December 31, 2013	1,736	5,207

Patent, net of accumulation amortization of $4,122 and $3,547 as of June 30, 2014 and December 31, 2013	15,735	16,310
Total property and equipment	249,964	242,169

Other assets:
Prepaid loan costs, net of current portion	225,216
Rent security deposit	8,750	-
Utility deposit	4,580	-
Total other assets	238,546	-
Total assets	$5,368,752	$1,074,197

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$172,562	$218,266
Deferred revenue	769	1,388
Accrued payroll expenses	27,981	23,737
Accrued interest
Related	1,810	39,133
Unrelated	48,053	3,025
Notes payable
Related	-	1,023,933
Unrelated	-	100,000
Total current liabilities	251,175	1,409,482

Long-term liabilities:
Convertible senior secured debentures, net of discount Of $1,604,390 at June 30, 2014 and $0 at December 31, 2013	5,395,610	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 40,737,560 and 37,274,292 at June 30, 2014 and December 31, 2013	40,736	37,273
Common stock owed but not issued: 435,000 and 2,855,979 at June 30, 2014 and December 31, 2013	435	2,856
Paid in capital	9,153,132	6,629,143
Accumulated deficit	(9,472,336)	(7,004,557)
Total stockholders’ deficit	(278,033)	(335,285)
Total liabilities and stockholders’ deficit	$5,368,752	$1,074,197

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues	$13,967	$3,124	$19,012	$3,124
Cost of sales	10,225	976	14,104	976
Gross profit	3,742	2,148	4,908	2,148

Depreciation and amortization	23,181	14,574	43,143	17,399
General and administrative expenses	870,097	676,606	1,862,336	1,245,245
	893,278	691,180	1,905,479	1,262,644
Loss from operations	(889,536)	(689,032)	(1,900,571)	(1,260,496)

Other income (expense):
Interest income	737	-	737	-
Interest expense	(374,295)	(13,463)	(567,945)	(21,863)

Loss before income tax	(1,263,094)	(702,495)	(2,467,779)	(1,282,359)
Provision for income tax expense	-	-	-	-
Net loss	$(1,263,094)	$(702,495)	$(2,467,779)	$(1,282,359)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$ (0.04)

Weighted average shares outstanding – basic and diluted	40,865,616	33,585,431	40,621,946	32,810,135

The accompanying notes are an integral part of these consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Stockholders’ Equity
 For the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	30,874,508	$30,874	1,225,994	$1,226	$3,299,780	$(3,379,393)	$(47,513)

Issuance of common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	478,400	478	665,300	665	554,889	-	556,032
Common stock issued for services	745,390	745	294,429	294	419,977		421,016
Common stock issued for director fees	-	-	360,000	360	219,600	-	219,960
Common stock sold for cash	3,700,000	3,700	1,473,750	1,474	2,064,326	-	2,069,500
Exercise of warrants	250,000	250	62,500	63	86,562	-	86,875
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(312,515)	-	(312,515)
Net loss for the year	-	-	-	-	-	(3,625,164)	(3,625,164)
Balance December 31, 2013	37,274,292	37,273	2,855,979	2,856	6,629,143	(7,004,557)	(335,285)

Issuance of common stock previously owed	2,850,979	2,851	(2,850,979)	(2,851)	-	-	-
Common stock issued for compensation	150,000	150	-	-	76,350	-	76,500
Common stock issued for services	462,289	462	430,000	430	408,118	-	409,010
Discounts on notes payable	-	-	-	-	154,881	-	154,881
Discounts on convertible debentures	-	-	-	-	1,698,766	-	1,698,766
Loan fees paid in conjunction with warrants granted to placement agents in convertible debenture offering	-	-	-	-	185,874	-	185,874
Net loss for the six months	-	-	-	-	-	(2,467,779)	(2,467,779)
Balance, June 30, 2014	40,737,560	$40,736	435,000	$435	$9,153,132	$(9,472,336)	$(278,033)

The accompanying notes are an integral part of these consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,467,779)	$(1,282,359)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	409,010	67,500
Stock issued for compensation	76,500	205,459
Depreciation and amortization	43,143	17,398
Amortization of discount on notes payable	154,881	-
Amortization of discount on convertible debentures	94,376	-
Change in operating assets and liabilities:
Accounts receivable	(3,499)	-
Other receivable	(7,000)	-
Prepaid loan costs	(436,559)	-
Prepaid expenses	84,229	(76,635)
Deposits on inventory	(149,016)	(43,136)
Inventory	(834,915)	(12,839)
Rent security deposit	(8,750)	-
Utility deposit	(4,580)	-
Accounts payable and accrued expenses	(45,704)	154,566
Deferred revenue	(619)	-
Accrued interest	7,705	23,901
Accrued payroll expenses	4,244	151,440
Net cash (used) by operating activities	(3,084,333)	(794,705)
Cash flows from investing activities:
Purchase of property and equipment	(50,938)	(146,800)
Net cash (used) by investing activities	(50,938)	(146,800)
Cash flows from financing activities:
Proceeds from common stock sales, net of private placement fees	-	719,783
Proceeds from notes payable, related parties	475,000	250,000
Proceeds from notes payable, unrelated parties	25,000	-
Proceeds from bank line of credit	900,000	-
Proceeds from convertible senior secured debentures	7,000,000	-
Repayment of notes payable, related parties	(1,498,933)	-
Repayment of notes payable, unrelated parties	(125,000)	-
Repayment of bank line of credit	(900,000)	-
Cash flows from financing activities	5,876,067	969,783

Net increase in cash and cash equivalents	2,740,796	28,278
Cash and cash equivalents, beginning of period	305,649	41,855

Cash and cash equivalents, end of period	$3,046,445	$70,133

Supplemental cash flow information:
Interest paid	$9,227	$-
Income taxes paid	$-	$-
Non-cash financing activity:
Loan fees paid in conjunction with warrants granted to placement agents in convertible debenture offering	$185,874	-
Stock issued for services	$409,010	$67,500
Number of shares issued for services	892,289	172,500
Stock issued for compensation	$76,500	$205,459
Number of shares issued for compensation	150,000	564,900
Discount on notes payable	1,698,766	-

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

Principles of consolidation

For the three and six months ended June 30, 2014 and 2013, and for the year ended December 31, 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of June 30, 2014 and December 31, 2013, there were cash equivalents of $3,046,445 and $305,649 respectively.

Revenue recognition

Revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the six months ended June 30, 2014 and 2013 were $19,012 and $3,124, respectively.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  During the six months ended June 30, 2014 and year ended December 31, 2013 the, Company recorded $769 and $1,388 as deferred revenue, and had related warranty expense of $955 and $0, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaling $107,248 and $249,529 for the six months ended June 30, 2014 and 2013 respectively.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Equipment	2 years
Tooling	10 years
Computer equipment	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years
Warehouse equipment	10 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 13 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have impaired assets during the six months ended June 30, 2014 and 2013.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended June 30, 2014 and 2013, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect would be anti-dilutive. Potential common shares as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 21,414,621 from warrants. Potential common shares as of June 30, 2013 that have been excluded from the computation of net loss per share amounted to 5,927,500 from warrants.

Income taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”, for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 14 for further details.

 Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2014, the Company has an accumulated deficit of $9,472,336.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors and has issued convertible senior secured debentures.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $296,524.  As of June 30, 2014, the loan costs were fully amortized.

During the three months ended March 31, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881. As of June 30, 2014, the loan costs were fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures are due. As of June 30, 2014, the balance on these loan costs was $597,631.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of June 30, 2014, the balance on these loan costs was $168,104.

Note 4 – Property and equipment

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Equipment	$96,379	$96,379
Tooling	127,436	127,436
Computer equipment	25,018	-
Leasehold Improvements	23,070	6,007
Furniture and fixtures	25,741	32,761
Warehouse equipment	9,868	-
	307,512	262,583
Less accumulated depreciation	75,019	41,931
	$232,493	$220,652

As of June 30, 2014, all tooling was complete and placed into service.

Note 5 – Deposit on Inventory

As of June 30, 2014 the Company pre-paid $287,278 as a deposit on inventory for its finished personal security devices.  This inventory is scheduled to arrive by December 31, 2014.

Note 6 – Bank line of credit

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000, which was increased to $900,000 on April 28, 2014, at any time outstanding pursuant to a revolving line of credit and matures on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable, a letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments to be paid by the Company.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  As of June 30, 2014, the bank line of credit was fully paid.

Note 7 – Notes payable

On January 1, 2013, the Company had notes payable from related parties, totaling $200,000.  These notes were originally due in 2012, but subsequently extended into 2013.  The notes bear interest at a rate of 12% per annum.

On January 24, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note was unsecured, bearing interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $100,000.  The note was unsecured, bearing interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note was unsecured, bearing interest at 12% per annum and was payable on September 1, 2013.

On March 26, 2013, the Company received $50,000 from a director of the Company in the form of an unsecured 90-day promissory note.  The note was unsecured, bearing interest at 12% per annum and was payable on September 1, 2013.

On August 12, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note was unsecured, bearing interest at 12% per annum and was payable on November 30, 2013.

On August 26, 2013, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $150,000.  The note was unsecured, bearing interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933.  Each of these notes were to mature on April 30, 2014, bearing interest at 12% per annum, and included a three-year warrant for every $1.00 of principal amount of each note.  The warrants were exercisable at $0.40 per share.  The notes and related accrued interest were paid off as of June 30, 2014.

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note was unsecured, bearing interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest were paid off as of June 30, 2014.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest was paid off as of June 30, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest was paid off as of June 30, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants were exercisable at $0.40 per share. The note and related accrued interest was paid off as of June 30, 2014.

On September 30, 2013, the Company received a note payable in the amount of $100,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.   The warrants were exercisable at $0.40 per share. The note and related accrued interest was paid off as of June 30, 2014.

As of December 31, 2013, the Company had notes payable of $1,123,933 and accrued interest of $42,158.  All amounts were due within twelve months.  The Company also recognized $296,524 of expense associated with the convertible features of the notes payable issued during the year ended December 31, 2013.  As noted above, the balances outstanding inclusive of all accrued interest from these notes were paid in full as of June 30, 2014.

On February 12, 2014, the Company received a note payable in the amount of $50,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest was paid off as of June 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest was paid off as of June 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $400,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest was paid off as of June 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from an unaffiliated company.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest was paid off as of June 30, 2014.

Note 8 – Convertible Senior Secured Debentures

The Company issued the following convertible Senior Secured Debentures:

	1st Closing	2nd Closing

1. Date of issuance	May 27, 2014	June 2, 2014

2. Gross amount of debentures	$5,250,000	$1,750,000

3. Term	18 Months Due November 30, 2015	18 Months Due November 30, 2015

4. Interest rate	8% from May 27, 2014	8% from June 2, 2014

5. Class C warrants to debenture holders:
Number issued	5,250,000	1,750,000
Price per share	$0.60	$0.60
Term	5 years	5 years
See condition number 2

6.  Conversion Rights

The debentures may be converted by each buyer commencing on the 91st day following closing and through maturity, either in whole or in part, up to the full principal amount and accrued interest thereunder into shares of common stock at $0.50 per share.

The Company may force conversion of the debentures into shares of common stock at $0.50 per share, either in whole or in part, if the closing sale price of shares of common stock during any ten consecutive trading days has been at or above $1.00 per share.

In the event the average closing price of the common stock for the ten trading days immediately preceding, but not including, the maturity date of the debentures is equal to or greater than $0.80, then on the maturity date, the buyers must convert all remaining principal due under the debentures.

Upon conversion of the debentures, an additional Class C Warrant will be issued under the same terms and same amount as the warrants issued in the debenture sale.

7.  Security of Debentures. The debentures are guaranteed, pursuant to “Secured Guaranty” and “Pledge and Security Agreement by Guardian 8 Corporation and secured interest in all of the assets of the company and Guardian 8 Corporation.

8.  Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company is obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.

9.  Valuation of Warrants

The warrants issued with the debentures were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $1,274,074 for the first closing and $424,692 for the second closing. The assumptions used in the pricing model were:  term 5 years, risk free interest rate 1.56%-1.60%, and volatility 99%.  A $1,698,766 discount on the debenture was recorded and is being amortized into interest expense over the eighteen month life of the debenture using the interest method.

As of June 30, 2014, $94,376 was amortized into interest expense and the remaining discounts were $1,604,390.

$295,000 of the debentures were to related parties.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of June 30, 2014, the costs paid to this attorney for the filings, drawings, and research totaled $9,472.  These costs have been capitalized and are being amortized over the 20-year life of the patents once issued and placed into service.

Note 10 – Stockholders’ equity

On January 1, 2013, there were 30,874,508 common shares issued and outstanding, 1,225,994 common shares owed but not issued, and no preferred shares issued.  As of March 31, 2013, all of these shares were issued to their respective parties.

During the quarter ended March 31, 2013, three employees vested shares of common stock in accordance with their employment agreements (see Note 15).  The first was the CEO/Director, vesting 150,000 shares of common stock, which were valued at market price of $54,000.  The other two issuances were for the Company’s Chief Operating Officer and Vice President of Customer Service, both of which achieved milestones predicated by their employment agreements.  The total number of shares vested for these two officers totaled 89,200 shares of common stock that were valued at market price of $37,464.

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

On June 30, 2013 employees vested 325,700 shares of common stock.  The value of the stock was $114,039 and the 325,700 shares were issued in the third quarter of 2013.  See Note 15 for further details.

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

On November 12, 2013, the Company conducted a closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $71,435. The Company also incurred $2,314 of expenses associated with this offering, for a net amount of $475,751.  These shares were issued in the second quarter of 2014.

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

On December 31, 2013, the Company authorized 20,000 shares of common stock for engineering assistance with the Company’s security device.  The services were valued at $9,165.  15,000 of these shares were issued in the first quarter of 2014.  5,000 shares were owed but not issued as of June 30, 2014

On December 31, 2013, the Company issued 360,000 shares of its common stock to its six directors for director fees.  The services were valued at $219,960.  These shares were issued in the first quarter of 2014.

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

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of June 30, 2014.

On February 3, 2014, the Company authorized and recognized the expense for 98,039 shares of common stock, valued at $50,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were issued in the second quarter of 2014.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 104,250 shares of common stock, valued at $53,040 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were issued in the second quarter of 2014.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $76,500 to its CEO pursuant to the terms of his employment agreement.  These shares were issued in the second quarter of 2014.

On May 20, 2014, the Company authorized and recognized the expense for the issuance of 60,000 shares of common stock, valued at $30,600 to a board member.

On June 18, 2014, the Company authorized 200,000 shares of common stock to its interim CFO per the terms of her new employment contract (See Note 15). The associated expense recognized during the second quarter of 2014 was $96,020. These shares were issued as of June 30, 2014.

On May 27, 2014, the Company authorized and recognized the expense for the issuance of 105,000 shares of common stock, valued at $49,350 to its interim CFO per her new employment contract (See Note 15).  These shares were owed but not issued as of June 30, 2014.

As of June 30, 2014, there were 40,737,560 common shares issued and outstanding, 435,000 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of June 30, 2014 and 2013 there are no outstanding options.

Warrants

On January 1, 2013, there were 1,432,500 warrants outstanding.

During the year ended December 31, 2013, 307,500 warrants were exercised at a strike price between $0.25 and $0.40 per warrant.

During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 10.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of unit the Company issued warrants as private placement fees.  The amount of warrants issued were 744,188 later reduced by 30,000 warrants for a total amount issued of 714,188.  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units the Company is required to issue additional warrants as part of the fee agreement.

In connection with notes payable entered into in 2013, the Company issued 1,123,923 warrants.  The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 3 years, Stock Price at the date of the grant $0.37, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 0.32%.  The value of $284,914 has been recorded as a prepaid loan fee and is being amortized over the life of the loan.

In May of 2013, the Company issued 44,000 warrants for consulting services. The value of the warrants was determined using the Black Scholes.  The value of $11,610 has been recorded as a prepaid asset and was amortized over the life of the consulting agreement.

In connection with notes payable entered into in the first six months of 2014, the Company issued 500,000 warrants during the six months ended June 30, 2014. The value of the warrants was determined using the Black Scholes.  The value of $154,881 was recorded as a prepaid loan fee and was amortized over the life of the loan.

In connection with the convertible senior secured debentures, the Company issued 7,000,000 warrants during the six months ended June 30, 2014.  The value of the warrants was determined using the Black Scholes.  The value of $1,698,766 was recorded as a prepaid loan fee and is being amortized over the life of the loan.  As of June 30, 2014, the balance remaining in prepaid loan fees is $1,604,390.

The Company issued 560,000 warrants to the placement agents representing the Company in conjunction with the debenture transaction.  The warrants have an exercise price of $0.50, and have a 5 year expiration period.  The value of $185,874 was recorded as prepaid loan costs and are being amortized over eighteen months.

A summary of warrants as of June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2014	-	$-	13,354,621	$0.61
Granted	-	-	8,060,000	0.59
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 6/30/2014	-	$-	21,414,621	$0.60

Note 12 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease ran from January 2012 to March 2014 at a rate of $1,907 per month. The lease expired on June 30, 2014.  The Company subsequently entered a new lease on July 1, 2014 (See Note 18).

Rent expense was $14,724 and $12,005 for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, as part of a new convertible debenture, the Company issued notes payable totaling $295,000 to related parties.  The maturity dates for these notes are November 30, 2015.  See Note 8 for further details.

See Note 15 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

Note 13 – Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of June 30, 2014 or 2013; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Convertible senior secured debentures	-	$5,395,610	-	$5,395,610

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Notes payable	-	$1,123,933	-	$1,123,933

Note 14 – Income Taxes

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

The Company’s operations for the six months ended June 30, 2014 and 2013 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to June 30, 2014.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2014. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 15 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of June 30, 2014, in accordance with the terms of the agreement, the employee vested 352,500 shares of restricted stock for achieving milestones as set forth in the employment agreement.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of June 30, 2014, in accordance with the terms of the agreement, the employee vested 91,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of June 30, 2014, all 750,000 common shares have vested.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of June 30, 2014, all 416,250 shares vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began on January 1, 2013.

On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the agreement provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock, which have been prescribed as part of this amendment.  As of June 30, 2014, 305,000 shares have vested, leaving 630,000 shares reserved as of June 30, 2014.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

As of June 30, 2014, the Company has a total of 924,300 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	97,500
Vice President of Customer Support	196,800
Chief Executive Officer	-
Non-Employee Interim Chief Financial Officer	630,000
Total	924,300

Note 16 – Public and Investor Relations Agreements

On March 1, 2013, the Company entered into a one-year agreement with Kraves PR to assist with public relations as the Company moves into scaled production and distribution.  The contract was executed on a project-by-project basis, beginning with media assistance provided at an industry conference in April 2013.  All monies paid under this contract were classified in sales, general and administrative expenses as a marketing expenditure.

On August 30, 2013, the Company entered an agreement with an investor relations firm for a period of twelve months, ending May 26, 2014, with the right to cancel services at the end of each subsequent three-month period.  The terms of the agreement called for the issuance of 142,000 common shares to be issued for the first three-months of service ending November 26, 2013, and then the equivalent number of shares required to compensate for the $50,000 per period thereafter. In April of 2014 the agreement was terminated.

Note 17 – Interest expense

The company’s interest expense for the six months ended consists of the following:

Description	Amount
Loan fees	342,386
Notes payable, related and unrelated	63,677
Convertible senior secured debentures	146,705
Bank line of credit	15,177
Total	567,945

Note 18 – Subsequent events

On July 1, 2014, the Company entered into a new office lease agreement.  The lease is for forty months, commencing on July 1, 2014 and ending on October 31, 2017.  The lease requires monthly payments of $5,988.

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

For the six months ended June 30, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage Entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

During the first six months of 2014, the Company expanded its sales team to include regional representatives, as well as non-employee sales and training consultants.  These individuals were trained, and are now working to develop relationships with the potential leads identified in the Company’s database.  enduring the second quarter of 2014, the Company added one additional sales rep who will focus in the Atlantic region of the United States.

The Company also added William Clough to its Board of Directors, effective April 9, 2014.

During the first six months of 2014, the Company also initiated development efforts on the new consumer product, which is targeted for release in 2015.  During this period, the Company expensed $37,070 for these development efforts.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $19,012 and $3,124 in revenues for the six months ended June 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the six months ended June 30, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of June 30, 2014 and December 31, 2013, there were cash equivalents of $3,046,445 and $305,649 respectively.

Inventory

During the six months ended June 30, 2014, the Company accepted the delivery of 3,192 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial release of 10,000 production units.  The terms for the purchase of the product required 50% prepayment at the time of order, and the remaining 50% to be paid prior to shipment to the United States.  In addition, as of June 30, 2014, the Company had prepaid its contract manufacturer approximately $287,278 toward the purchase of these units, and had 2,000 units that were in transit as of June 30, 2014, and were subsequently received.  We believe this inventory will be adequate to fulfill orders for the next twelve months.

 Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $107,248 and $249,529 for the six months ended June 30, 2014 and 2013 respectively. The Company intends to continue investing in the development of future products, including a new consumer product anticipated for market launch in 2015.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Equipment	2 years
Tooling	10 years
Computer equipment	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years
Warehouse equipment	10 years

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

On April 20, 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer. Ms. Hanrahan has extended the term of her agreement until such time as the Company finds a suitable replacement or, by the end of 2015.

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

During the year ended December 31, 2013, our CEO/president, C. Stephen Cochennet, along with two directors exchanged existing term notes along with accrued interest totaling $648,933 to three new unsecured notes, bearing interest at a rate of 12% per annum, which include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share. All of the notes and related accrued interest were paid as of June 30, 2014.

We issued four additional notes payable to related parties, including our CEO, during the month of September 2013, totaling $375,000.  These notes were unsecured, all bearing interest at a rate of 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.  All of the notes payable and related accrued interest were paid as of June 30, 2014.

Also during the year ended December 31, 2013, we issued a note payable to a non-related party in the amount of $100,000.  This note was unsecured, bearing interest at a rate of 12% per annum, and included a three-year warrant for 100,000 shares of common stock, exercisable at $0.40 per share.  This note and related accrued interest were paid as of June 30, 2014.

The warrants issued with the note were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $284,914.  The loan costs are being amortized over the life of the notes, which expire on April 30, 2014.  As of June 30, 2014, all loan costs were fully amortized.

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

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000 (which was subsequently increased to $900,000 in April of 2014) at any time outstanding pursuant to a revolving line of credit and was to mature on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable, letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings carried an interest rate of 6% per annum, with monthly interest payments to be paid by the Company.  The line of credit was fully paid as of June 30, 2014.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company defaulted on the line of credit, F&M Bank & Trust Company would then be held liable from Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  This agreement ceased with the satisfactory payment of the debt outstanding.

During the three months ended March 31, 2014, the Company received three notes payable from related parties in the amount of $475,000, and one note payable from an unrelated party in the amount of $25,000.  All of the notes were unsecured, bearing interest at 12% per annum, and were due on July 15, 2014.  All notes also included a three-year warrant for each of $1.00 of principal included in the note.  All of the notes and related accrued interest were paid in full as of June 30, 2014.

During the six months ended June 30, 2014, the Company issued 150,000 shares of its common stock, with an aggregate value of $76,500 for compensation.  The Company also issued 892,289 shares of its common stock, with an aggregate value of $409,010 for services.

During the six months ended June 30, 2014, the Company issued $7,000,000 of convertible senior secured debentures.  These debentures are all due on November 30, 2015, bear interest at a rate of 8%, and include one five-year warrant with a value of $0.60 per share for each dollar issued.

As part of these debentures, the company also incurred loan costs of $809,939.  The loan costs are being amortized over an 18-month period ending November 30, 2015.

The Company issued the following convertible Senior Secured Debentures:

		1st Closing	2nd Closing

1.	Date of issuance	May 27, 2014	June 2, 2014

2.	Gross amount of debentures	$5,250,000	$1,750,000

3.	Net cash received:
	Gross amount of debentures	$5,250,000	$1,750,000
	Less
	Repay Cornerstone bank loan and interest	(901,510)	-
	Conversion of short-term debt	0	(195,000)
	Commissions and fees	(439,979)	(113,715)
	Attorney fees	(55,000)	(5,370)
	Other fees	(5,000)	(5,000)
	Amount held in escrow by third party	(7,000)	-
	Net cash received	$3,841,511	$1,430,915

4.	Term	18 Months Due November 30, 2015	18 Months Due November 30, 2015

5.	Interest rate	8% from May 27, 2014	8% from June 2, 2014

6.	Interest payment dates	Quarterly Beginning May 1, 2015	Quarterly Beginning May 1, 2015

7.	Class C warrants to debenture holders:
	Number issued	5,250,000	1,750,000
	Price per share	$0.60	$0.60
	Term	5 years	5 years
	See condition number 2

8.	Warrants to placement agents
	Number issued	420,000	140,000
	Price per share	$0.50	$0.50
	Term	5 years	5 years

9.	Number of investors	10	17

The following conditions/terms apply to both closings:

1.     Use of funds

The funds will be used for:

Repay short-term debt
Repay bank line of credit and interest
Sales and marketing expenses
Purchase additional inventory
International sales channel development
Research and development of a consumer ENL device
Purchase of fixed assets
General corporate purposes

2.     Conversion Rights

The debentures may be converted by each buyer commencing on the 91st day following closing and through maturity, either in whole or in part, up to the full principal amount and accrued interest thereunder into shares of common stock at $0.50 per share.

The Company may force conversion of the debentures into shares of common stock at $0.50 per share, either in whole or in part, if the closing sale price of shares of common stock during any ten consecutive trading days has been at or above $1.00 per share.

In the event the average closing price of the common stock for the ten trading days immediately preceding, but not including, the maturity date of the debentures is equal to or greater than $0.80, then on the maturity date, the buyers must convert all remaining principal due under the debentures.

The debentures contain provisions limiting the conversion to the extent that, as a result of such conversion, each buyer would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the debentures.

In addition, upon conversion of the debentures, the number of Class C warrants issued to each buyer shall automatically double.

Right to Redeem Debenture. Beginning on the 91st day following the closing and so long as a registration statement covering all the registrable securities is effective, the company has the option of redeeming the principal, in whole or in part by paying the amount equal to 100% of the principal, together with accrued and unpaid interest by giving ten business days prior notice of redemption to the buyers.

Security of Debentures. The debentures are guaranteed, pursuant to “Secured Guaranty” and “Pledge and Security Agreement by Guardian 8 Corporation and secured interest in all of the assets of the company and Guardian 8 Corporation.

Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company is obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.

3.     Events of Default.

Failure of Registrant to timely file the registration statements and have same declared effectively by the SEC within the time

  ·        periods set forth in the Agreement;

  ·       The suspension of the company’s common stock from the OTC:QB for five consecutive days or for more than an aggregate of ten days in 365 days;

  ·        Failure to pay principal and interest when due;

  ·        An uncured breach of any material covenant, term or condition in any of the Debentures or related agreements;

  ·        A breach of any material representation or warranty made in any of the Debentures or related agreements: and

  ·        Any form of bankruptcy or insolvency proceeding is instituted against the companies.

4.     Valuation of Warrants

The warrants issued with the debentures were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $1,274,075 for the first closing and $424,691 for the second closing. A discount on the debenture was recorded in the same amount and is being amortized into interest expense over the eighteen month life of the debenture using the interest method.

As of June 30, 2014, $94,376 was amortized into interest expense and the remaining discounts were $1,604,390.

5.       Debenture balances as of June 30, 2014

	1st Closing	2nd Closing	Total

Gross debentures	$5,250,000	$1,750,000	$7,000,000
Less discount	1,203,293	401,097	1,604,390

Net Debentures	$4,046,707	$1,348,903	$5,395,610

Results of Operations for Guardian 8 Corporation for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase/ (Decrease)

Revenues	$19,012	$3,124	$15,888
Cost of sales	14,104	976	13,128
Gross Profit	4,908	2,148	2,760
Operating Expenses	1,905,479	1,262,644	642,835

Net (loss) from operations	(1,900,571)	(1,260,496)	(640,075)
Interest income	737	-	737
Interest expense	(567,945)	(21,863)	(546,082)

Net (loss)	$(2,467,779)	$(1,282,359)	$(1,185,420)

Net (loss) per share	$(0.06)	$(0.02)	$(0.02)
Weighted average shares outstanding	40,621,946	32,810,135

During the six months ended June 30, 2014 and 2013, we had revenues of $19,012 and $3,124, and corresponding costs of sales of $14,104 and $976, respectively associated with shipments of our commercial products.

We generated net losses of $2,467,779 and $1,282,359 for the six months ended June 30, 2014 and 2013, respectively. Our losses for these periods included research and development costs related to our ProV2 and new consumer device of $107,248 and $249,529, as well as general and administrative expenses of $1,798,231 and $1,013,115 for the same six month periods.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes, and bank financing. From June of 2009 through June 30, 2014, we raised $3,024,485 through the sale of our common stock, $113,625 from the exercise of 371,250 warrants in conjunction with notes payable, $900,000 from a revolving bank line of credit agreement, and an additional $2,328,433 through the issuance of notes payable, net of $10,000 of principle payments, and the exercise of warrants through a $35,000 reduction in notes payable.  We also issued convertible senior secured debentures for a total of $7,000,000.  As of June 30, 2014, our cash balance was $3,046,445. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, third party financings, and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses over the next twelve months as we expand distribution, and invest in the development of our new consumer product. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $107,248 and $249,529 for the six months ended June 30, 2014 and 2013, respectively, which included approximately $37,100 toward our new consumer device. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

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

Changes in the number of employees.

We have ten full-time employees, C. Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer, four regional sales managers, a customer service representative, and one administrative support person for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to continue hiring sales and operations employees in 2014 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a plant and equipment in the near future; as we will begin to scale production operations throughout 2014.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	June 30, 2014	June 30, 2013

Current assets	$4,880,242	$832,028
Current liabilities	251,175	1,409,482
Working capital (deficit)	$4,629,067	$(577,454)

Changes in cash flows are summarized as follows:

We had a net loss of $2,467,779 for the six months ended June 30, 2014.  This loss was offset by non-cash items such as stock issued for services of $409,010, stock issued for compensation of $76,500, depreciation and amortization of $43,143, and the amortization of discount on notes payable of $249,257.  We had cash used by the increase in accounts receivable of $3,499, other receivables of $7,000, prepaid loan costs of $436,559, deposits on inventory of $149,016, the increase in inventory of $834,915, increase in rent security deposits of $8,750, increase in utility deposit of $4,580, the decrease in accounts payable and accrued expenses of $45,704, and the decrease in deferred revenue of $619.  We had cash provided due to the decrease in prepaid expenses of $84,229, increase in accrued interest of $7,705, and the increase in accrued payroll taxes of $4,244.

We had cash used by investing activities of $50,938 for the purchase of property and equipment for the six months ended June 30, 2014.

We had cash provided by financing activities of $5,876,067 for the six months ended June 30, 2014.  This included proceeds from notes payable to related parties of $475,000 proceeds from notes payable to unrelated parties of $25,000, proceeds from a line of credit with a bank of $900,000, and proceeds from the issuance of convertible senior secured debentures of $7,000,000.  These were offset by a repayment of notes payable to related parties of $1,498,933, repayment of notes payable to unrelated parties of $125,000, and the repayment of a line of credit with a bank of $900,000.

We had a net loss of $1,282,359 for the six months ended June 30, 2013.  This included non-cash items such as stock issued for services of $67,500, stock issued for compensation of $205,459, and depreciation and amortization of $17,398.  We had cash used by an increase in prepaid expenses of $76,635, an increase in deposits on inventory of $43,136 and an increase in inventory of $12,839.  We had cash provided due to the increase in accounts payable and accrued expenses of $154,566, an increase in accrued interest of $23,901 and an increase in accrued payroll expenses of $151,440.

We had cash used by investing activities of $146,800 for the six months ended June 30, 2013, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $969,783 for the six months ended June 30, 2014.  This included proceeds from the sale of common stock of $719,783 and proceeds from notes payable to related parties of $250,000.

As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, repay the current debt obligations associated with the unconverted debentures, and to the extent available, obtain additional financing through either convertible or non-convertible notes payable, necessary to augment our working capital. We are also evaluating additional sources of inventory financing that may be available once orders for our product are received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2014, we authorized and subsequently issued 60,000 shares to William Clough, a newly appointed director, as an initial engagement fee.

On April 29, 2014, we cancelled 142,000 shares issued to a consultant in error.

On May 27, 2014, we authorized and subsequently issued 200,000 shares of common stock to our Interim CFO (Kathleen Hanrahan) pursuant to the terms of the amendment to her engagement agreement.

On May 27, 2014, pursuant to the Senior Secured Debentures and the Financing Agreements related thereto, we, concurrent with first closing, issued 5,250,000 Class C warrants to purchase shares of common stock for five years at $0.60 per share to ten accredited investors. Upon conversion or maturity of the Debentures, the number of Class C warrants held by each Buyer shall automatically double. Merriman Capital, Inc. acted as sole placement agent in connection with the sale of the Debentures, in consideration for which Merriman received a cash commission of $420,000, fees and expenses of $19,979.23 and a warrant to purchase up to 420,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

On June 2, 2014, pursuant to the Senior Secured Debentures and the Financing Agreements related thereto, we, concurrent with second closing, issued 1,750,000 Class C warrants to purchase shares of common stock for five years at $0.60 per share to seventeen accredited investors, which included seven of our board members. Further, upon conversion or maturity of the Debentures, the number of Class C warrants held by each Buyer shall automatically double. Merriman Capital, Inc. and Noble Financial Capital Markets acted as placement agents in connection with the sale of the Debentures, in consideration for which Merriman and Noble received cash commissions of $107,100 and $9,300, respectively. Further, Merriman and Noble were issued five year warrants to purchase up to 130,700 and 9,300 shares, respectively, of the Company’s common stock at an exercise price of $0.50 per share

On June 30, 2014, 105,000 shares of common stock vested pursuant to the terms of the agreement with our Interim CFO (Kathleen Hanrahan). As of the date of this report, the shares have not been issued.

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective July 1, 2014, we relocated our principal executive office to 7432 E. Tierra Buena Lane, Suite 102, Scottsdale, Arizona  85260. Our new lease is for forty months, commencing on July 1, 2014 and ending on October 31, 2017.  The lease requires monthly payments of $5,988.

Press Releases

On April 3, 2014, we issued a press release disclosing the deployment of our device by a hospital security team. A copy of the press release was attached to the Form 10-Q filed on May 15, 2014 for the quarter ended March 31, 2014 as Exhibit 99.22.

On April 23, 2014, we issued a press release disclosing the initial device order from a globally recognized family theme park. A copy of the press release was attached to the Form 10-Q filed on May 15, 2014 for the quarter ended March 31, 2014 as Exhibit 99.24.

On June 4, 2014, we issued a press release disclosing the $7 million convertible debenture financing. A copy of the press release is attached hereto as Exhibit 99.25.

On June 17, 2014, we issued a press release disclosing the signing of an agreement with Platinum Event Services, Inc. A copy of the press release is attached hereto as Exhibit 99.26.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)

10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)

10.43	Cornerstone Line of Credit Agreements (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 28, 2014)
10.44	Extension No. 1 to $543,300.01 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-Q filed on May 15, 2014)
10.45	Extension No. 1 to $52,983.33 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.45 to the Form 10-Q filed on May 15, 2014)
10.46	Extension No. 1 to $52,650 Term Note issued to Corey Lambrecht dated April 30, 2014 (incorporated by reference to Exhibit 10.46 to the Form 10-Q filed on May 15, 2014)
10.47	Extension No. 1 to $45,000 Term Note issued to Jim Nolton dated April 30, 2014 (incorporated by reference to Exhibit 10.47 to the Form 10-Q filed on May 15, 2014)
10.48	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.48 to the Form 10-Q filed on May 15, 2014)
10.49	Extension No. 1 to $250,000 Term Note issued to Kansas Resource Development Company dated April 30, 2014 (incorporated by reference to Exhibit 10.49 to the Form 10-Q filed on May 15, 2014)
10.50	Extension No. 1 to $30,000 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.50 to the Form 10-Q filed on May 15, 2014)
10.51	Form of Note Extension No. 1 dated April 30, 2014 (incorporated by reference to Exhibit 10.51 to the Form 10-Q filed on May 15, 2014)
10.52	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.53	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.54	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.55	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)
10.56	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.57	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.58	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.59	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)
10.60	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.61	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.62	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.63	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.64	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.65	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.66	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.67†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.68	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.69	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)
10.70	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.71	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.72	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.73	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.74	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)

10.75	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.76	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.77	Senior Secured Debenture ($75,000) Cranshire Capital Master Fund, Ltd. dated June 2, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on June 3, 2014)
10.78	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.79	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.80	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.81	Senior Secured Debenture ($20,000) Jim Nolton dated June 2, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on June 3, 2014)
10.82	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.83	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.84	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.7	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)
99.8	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.9	Training Program Press Release dated September 5, 2013(incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on November 14, 2013)
99.10	ASIS 2013 Exhibition Press Release dated September 19, 2013 (incorporated by reference to Exhibit 99.15 to the Form 10-Q filed on November 14, 2013)
99.11	Production Increase Press Release dated October 4, 2013 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on November 14, 2013)
99.12	Nova Security Group Distributor Agreement Press Release dated October 14, 2013 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on November 14, 2013)
99.13	Presentation as of December 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 3, 2013)
99.14	Private Placement Closing Press Release dated November 21, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 3, 2013)
99.15	LD Micro Event Press Release dated November 27, 2013 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on December 3, 2013)
99.16	CALSAGA Strategic Alliance Press Release dated January 8, 2014 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on May 15, 2014)
99.17	Cornerstone Bank Line of Credit Press Release dated January 22, 2014 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on May 15, 2014)
99.18	Russia and Mexico Distributor Press Release dated February 4, 2014 (incorporated by reference to Exhibit 99.18 to the Form 10-Q filed on May 15, 2014)
99.19	Additional Sales Representatives Press Release dated February 6, 2014 (incorporated by reference to Exhibit 99.19 to the Form 10-Q filed on May 15, 2014)

99.20	ENL Letter of Intent to Securitas Press Release dated February 27, 2014 (incorporated by reference to Exhibit 99.20 to the Form 10-Q filed on May 15, 2014)
99.21	Hospital Staff Accolade Press Release dated March 31, 2014 (incorporated by reference to Exhibit 99.21 to the Form 10-Q filed on May 15, 2014)
99.22	Hospital Usage Press Release dated April 3, 2014 (incorporated by reference to Exhibit 99.22 to the Form 10-Q filed on May 15, 2014)
99.23	Clough Appointment Press Release dated April 15, 2014 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 15, 2014)
99.24	Large Public Venue Press Release dated April 23, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-Q filed on May 15, 2014)
99.25	$7 million financing Press Release dated June 2, 2014
99.26	Platinum Event Services Press Release dated June 17, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: August 14, 2014	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: August 14, 2014	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)