Form 10-Q
period 2014-09-30
Guardian 8 Holdings
filed 2014-11-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7432 East Tierra Buena Lane Suite 102 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2014, was 40,892,560, not including 753,191 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
Assets

Current assets:
Cash	$1,854,092	$305,649
Accounts receivable, net of allowance for doubtful accounts of $4,978 as of September 30, 2014 and $952 December 31, 2013	6,964	3,767
Prepaid loan costs	541,940	143,302
Prepaid expenses, other	46,261	195,810
Deposits on inventory	48,278	138,262
Inventory
Finished goods	851,396	41,022
Finished goods in transit	358,720	-
Finished goods on consignment	12,585	4,216
Total current assets	3,720,236	832,028

Property and equipment:
Fixed assets, net of accumulated depreciation of $97,855 and $41,931 as of September 30, 2014 and December 31, 2013	264,477	220,652

Website, net of accumulated amortization of $23,434 and $18,226 as of September 30, 2014 and December 31, 2013	-	5,207

Patent, net of accumulated amortization of $4,410 and $3,547 as of September 30, 2014 and December 31, 2013	15,447	16,310
Total property and equipment	279,924	242,169

Other assets:
Prepaid loan costs, net of current portion	91,185
Rent security deposit	6,600	-
Utility deposit	4,580	-
Total other assets	102,365	-

Total assets	$4,102,525	$1,074,197

GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$174,310	$218,266
Deferred revenue	2,563	1,388
Accrued payroll expenses	28,311	23,737
Accrued interest
Related	7,759	39,133
Unrelated	183,254	3,025
Notes payable
Related	-	1,023,933
Unrelated	-	100,000
Total current liabilities	396,197	1,409,482

Long-term liabilities:
Convertible senior secured debentures, net of discount of $1,321,263 at September 30, 2014 and $0 at December 31, 2013	5,678,737	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 40,842,560 and 37,274,292 at September 30, 2014 and December 31, 2013	40,842	37,273
Common stock owed but not issued: 470,605 and 2,855,979 at September 30, 2014 and December 31, 2013	471	2,856
Paid in capital	9,231,917	6,629,143
Accumulated deficit	(11,245,639)	(7,004,557)
Total stockholders’ deficit	(1,972,409)	(335,285)
Total liabilities and stockholders’ deficit	$4,102,525	$1,074,197

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$20,334	$22,527	$39,346	$25,651
Cost of sales	13,397	5,720	27,501	6,696
Gross profit	6,937	16,807	11,845	18,955

Depreciation and amortization	24,858	16,443	68,001	33,842
General and administrative expenses	1,184,489	860,148	2,973,393	2,105,393
	1,209,347	876,591	3,041,394	2,139,235
Loss from operations	(1,202,410)	(859,784)	(3,029,549)	(2,120,280)

Other income (expense):
Interest income	1,262	-	1,999	-
Interest expense	(572,155)	(18,195)	(1,213,532)	(40,058)

Loss before income tax	(1,773,303)	(877,979)	(4,241,082)	(2,160,338)
Provision for income tax expense	-	-	-	-
Net loss	$(1,773,303)	$(877,979)	$(4,241,082)	$(2,160,338)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.10)	$(0.07)

Weighted average shares outstanding – basic and diluted	41,172,560	34,857,006	40,806,423	32,383,557

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Stockholders’ Equity
 For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	30,874,508	$30,874	1,225,994	$1,226	$3,299,780	$(3,379,393)	$(47,513)

Issuance of common stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	478,400	478	665,300	665	554,889	-	556,032
Common stock issued for services	745,390	745	294,429	294	419,977		421,016
Common stock issued for director fees	-	-	360,000	360	219,600	-	219,960
Common stock sold for cash	3,700,000	3,700	1,473,750	1,474	2,064,326	-	2,069,500
Exercise of warrants	250,000	250	62,500	63	86,562	-	86,875
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(312,515)	-	(312,515)
Net loss for the year	-	-	-	-	-	(3,625,164)	(3,625,164)
Balance December 31, 2013	37,274,292	37,273	2,855,979	2,856	6,629,143	(7,004,557)	(335,285)

Issuance of common stock previously owed	2,850,979	2,851	(2,850,979)	(2,851)	-	-	-
Common stock issued for compensation	150,000	150	9,375	9	80,466	-	80,625
Common stock issued for services	567,289	568	456,230	457	482,787	-	483,812
Discounts on notes payable	-	-	-	-	154,881	-	154,881
Discounts on convertible debentures	-	-	-	-	1,698,766		1,698,766
Loan fees paid in conjunction with warrants granted to placement agent in convertible debenture offering	-	-	-	-	185,874	-	185,874
Net loss for the nine months	-	-	-	-	-	(4,241,082)	(4,241,082)
Balance, September 30, 2014	40,842,560	$40,842	470,605	$471	$9,231,917	$(11,245,639)	$(1,972,409)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,241,082)	$(2,160,338)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	483,812	216,147
Stock issued for compensation	80,625	323,344
Depreciation and amortization	68,001	33,842
Amortization of discount on notes payable	154,881	26,636
Amortization of discount on convertible debentures	377,503	-
Allowance for bad debts	4,978	952
Change in operating assets and liabilities:
Accounts receivable	(8,175)	(12,987)
Prepaid loan costs	(303,949)	-
Prepaid expenses	149,549	(30,804)
Deposits on inventory	89,984	(89,478)
Inventory	(1,177,463)	(65,974)
Rent and security deposits	(11,180)	-
Accounts payable and accrued expenses	(39,382)	245,845
Deferred revenue	1,175	1,050
Accrued interest	148,855	8,162
Insurance payable	-	64,374
Net cash (used) by operating activities	(4,221,868)	(1,439,229)
Cash flows from investing activities:
Purchase of property and equipment	(105,756)	(165,221)
Net cash (used) by investing activities	(105,756)	(165,221)
Cash flows from financing activities:
Proceeds from common stock sales, net of private placement fees	-	806,623
Proceeds from notes payable, related parties	475,000	858,933
Proceeds from notes payable, unrelated parties	25,000	100,000
Proceeds from bank line of credit	900,000	-
Proceeds from convertible senior secured debentures	7,000,000	-
Repayment of notes payable, related parties	(1,498,933)	-
Repayment of notes payable, unrelated parties	(125,000)	-
Repayment of bank line of credit	(900,000)	-
Cash flows from financing activities	5,876,067	1,765,556

Net increase in cash and cash equivalents	1,548,443	161,106
Cash and cash equivalents, beginning of period	305,649	41,855

Cash and cash equivalents, end of period	$1,854,092	$202,961

Supplemental cash flow information:
Interest paid	$86,638	$-
Income taxes paid	$-	$-
Non-cash financing activity:
Loan fees paid in conjunction with warrants granted to placement agent in convertible debenture offering	185,874	-
Stock issued for services	$483,812	$216,147
Number of shares issued for services	1,023,519	641,390
Stock issued for compensation	$80,625	$323,344
Number of shares issued for compensation	159,375	836,400
Discount on notes payable	1,698,766	-
Notes payable converted to common stock	-	35,000
Shares issued for notes payable converted	-	100,000

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

Principles of consolidation

For the three and nine months ended September 30, 2014 and 2013, and for the year ended December 31, 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of September 30, 2014 and December 31, 2013, there were cash equivalents of $1,854,092 and $305,649 respectively.

Accounts receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves.

Inventories

Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include purchase prices and the cost of transporting the inventory to our warehouse.

Inventory obsolescence is examined on a regular basis.  Currently we have no obsolete inventory.

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

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to purchase a one year limited extended warranty on the device.  The extended warranty covers the estimated handling and repair costs and profit.  Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company recorded $2,563 and $1,388 as deferred revenue, and had related warranty expense of $955 and $0, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaling $244,794 and $543,779 for the nine months ended September 30, 2014 and 2013 respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related parties.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 13 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have impaired assets during the nine months ended September 30, 2014 and 2013.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended September 30, 2014 and 2013, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect would be anti-dilutive. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 21,414,621 from warrants. Potential common shares as of September 30, 2013 that have been excluded from the computation of net loss per share could be as many as 7,270,560 shares from warrants.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2014, the Company has an accumulated deficit of $11,245,639.

The Company’s activities since inception have been financially sustained by issuance of common stock and loans. The Company intends to raise additional funds to continue its operations through contributions from the current shareholders and stock issuance to other investors and has issued convertible senior secured debentures.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock, loans and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $296,524.  As of September 30, 2014, the loan costs were fully amortized.

During the three months ended March 31, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881.  As of September 30, 2014, the loan costs were fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of September 30, 2014, the balance on these loan costs was $492,167.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of September 30, 2014, the balance on these loan costs was $140,958.

Note 4 – Property and equipment

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Equipment	$96,379	$96,379
Tooling	127,436	127,436
Computer equipment	38,925	11,292
Leasehold Improvements	53,967	6,007
Furniture and fixtures	35,757	21,469
Warehouse equipment	9,868	-
	362,332	262,583
Less accumulated depreciation	97,855	41,931
	$264,477	$220,652

Note 5 – Deposits on Inventory and Inventory in Transit

As of September 30, 2014 the Company pre-paid $406,998 as deposits on finished personal security device inventory.  This inventory is scheduled to arrive by December 31, 2014.

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

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  As of September 30, 2014, the bank line of credit was fully paid.

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

On August 26, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $150,000.  The note was unsecured, bearing interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933.  Each of these notes were to mature on April 30, 2014, bearing interest at 12% per annum, and included a three-year warrant for every $1.00 of principal amount of each note.  The warrants were exercisable at $0.40 per share.  The notes and related accrued interest were paid off as of September 30, 2014.

On September 1, 2013 the Company received a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note was unsecured, bearing interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On September 18, 2013, the Company received a note payable from the CEO and president of the Company in the amount of $50,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $30,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On September 19, 2013, the Company issued a note payable from a related party in the amount of $250,000.  The note was unsecured, bearing interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants were exercisable at $0.40 per share. The note and related accrued interest were paid off as of September 30, 2014.

On September 30, 2013, the Company received a note payable in the amount of $100,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.   The warrants were exercisable at $0.40 per share. The note and related accrued interest were paid off as of September 30, 2014.

As of December 31, 2013, the Company had notes payable of $1,123,933 and accrued interest of $42,158.  All amounts were due within twelve months.  The Company also recognized $296,524 of expense associated with the convertible features of the notes payable issued during the year ended December 31, 2013.  As noted above, the balances outstanding inclusive of all accrued interest from these notes were paid in full as of September 30, 2014.

On February 12, 2014, the Company received a note payable in the amount of $50,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $400,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of September 30, 2014.

On February 24, 2014, the Company received a note payable in the amount of $25,000 from an unaffiliated company.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of September 30, 2014.

Note 8 – Convertible Senior Secured Debentures

The Company issued the following convertible Senior Secured Debentures:

	1 Closing	2nd Closing
1. Date of issuance	May 27, 2014	June 2, 2014

2. Gross amount of debentures	$5,250,000	$1,750,000

3. Term	18 Months Due November 30, 2015	18 Months Due November 30, 2015

4. Interest rate	8% from May 27, 2014	8% from June 2, 2014

	1st Closing	2nd Closing
5. Class C warrants to debenture holders:

Number issued	5,250,000	1,750,000
Strike price per share	$0.60	$0.60
Term	5 years	5 years

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

      8.   Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company is obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.  On October 29, 2014 the Company’s registration statement was declared effective.

9.   Valuation of Warrants

The warrants issued with the debentures were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $1,274,074 for the first closing and $424,692 for the second closing. The assumptions used in the pricing model were:  term 5 years, risk free interest rate 1.56% - 1.60%, and volatility 99%.  A $1,698,766 discount on the debenture was recorded and is being amortized into interest expense over the eighteen month life of the debenture using the interest method.

As of September 30, 2014, $377,503 was amortized into interest expense and the remaining discounts were $1,321,263.  $295,000 of the debentures were to related parties.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  During the nine months ended September 30, 2014, the costs paid to this attorney for the filings, drawings, and research totaled $11,533.  These costs have been capitalized and are being amortized over the 20-year life of the patents once issued and placed into service.

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

On July 30, 2013, the Company entered into two agreements with independent contractors to deliver a training course for their product.  As part of the agreement, the Company issued each contractor 19,445 shares of its common stock, with a value of $7,778 for each of their services, totaling 38,890 shares of its common stock, with a value of $15,556 which was expensed during the third quarter of 2013.

On July 30, 2013, the Company conducted a closing under a private placement offering selling 187,500 units for $75,000 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering, selling commissions in the amount of $9,750 issued 28,125 warrants to registered broker. Each warrant entitles registered broker, or its assignees, to purchase one share of the Company’s common stock at $0.40 per share for ten years. The Company also incurred $25,659 of expenses associated with this offering, for a net amount of $49,341.

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

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $45,760 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were issued in the first quarter of 2014.

On September 30, 2013, the Company authorized and recognized the expense for the issuance of 31,500 shares of common stock, valued at $13,388, to a consultant for services per a signed contract.

During the three months ended September 30, 2013, in connection with the issuance of new promissory notes, the Company issued three year warrants for the purchase of 1,023,935 shares of its common stock for $0.40 per share.

On October 1, 2013, the Company sold 250,000 shares of common stock with an aggregate value of $100,000.  Each unit sold consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.

On October 10, 2013, the Company sold 100,000 shares of common stock with an aggregate value of $40,000.  Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share.  These shares were issued in the first quarter of 2014.

On October 25, 2013, the Company conducted a closing under a private placement offering selling 787,500 units for $315,000 to eleven accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering and selling commissions in the amount of $40,950. The Company also incurred $8,774 of expenses associated with this offering, for a net amount of $265,276.

On October 29, 2013, two investors exercised 57,500 warrants to purchase common stock with total cash payments of $14,375.

On November 12, 2013, the Company conducted a closing under a private placement offering selling 1,373,750 units for $549,500 to three accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering and selling commissions in the amount of $71,435. The Company also incurred $2,314 of expenses associated with this offering, for a net amount of $475,751.  These shares were issued in the second quarter of 2014.

On November 20, 2013, the Company conducted a closing under a private placement offering selling 362,500 units for $145,000 to five accredited investors. Each unit consists of one share of common stock, one three year warrant to purchase one share of common stock for $0.55 per share and one five year warrant to purchase one share of common stock for $0.75 per share. In connection with the sale of these units, the Company paid a registered broker/dealer and managing dealer for the offering and selling commissions in the amount of $18,850. The Company also incurred $2,650 of expenses associated with this offering, for a net amount of $123,500.

On November 26, 2013, the Company issued 71,429 shares of common stock, valued at $50,000 for public and investor relation services pursuant to an agreement dated August 26, 2013.  These shares were issued in the first quarter of 2014.

On December 31, 2013, the Company authorized 20,000 shares of common stock for engineering assistance with the Company’s security device.  The services were valued at $9,165.  15,000 of these shares were issued in the first quarter of 2014.  5,000 shares were owed but not issued as of September 30, 2014

On December 31, 2013, the Company issued 360,000 shares of its common stock to its six directors for director fees.  The services were valued at $219,960.  These shares were issued in the first quarter of 2014.

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

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of September 30, 2014.

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

On May 20, 2014, the Company authorized, issued and recognized the expense for 60,000 shares of common stock, valued at $30,600 to a board member.

On June 18, 2014, the Company authorized 200,000 shares of common stock to its interim CFO per the terms of her new employment contract (See Note 15).  The associated expense recognized during the second quarter of 2014 was $96,020.  These shares were issued in the second quarter of 2014.

On June 30, 2014, the Company authorized and recognized the expense for the issuance of 105,000 shares of common stock, valued at $49,350 to its interim CFO per her new employment contract (See Note 15).  These shares were issued in the third quarter of 2014.

On August 1, 2014 the Company authorized and recognized the expense for the issuance of 9,375 shares of common stock, valued at $4,125 to an employee.  These shares were owed but not issued as of September 30, 2014.

On September 8, 2014 the Company authorized and recognized the expense for the issuance of 26,230 shares of common stock, valued at $16,000 to a consultant.  These shares were owed but not issued as of September 30, 2014.

On September 30, 2014, the Company authorized and recognized the expense for the issuance of 105,000 shares of common stock, valued at $58,800 to its interim CFO per her new employment contract (See Note 15).  These shares were owed but not issued as of September 30, 2014.

As of September 30, 2014, there were 40,842,560 common shares issued and outstanding, 470,605 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of September 30, 2014 and 2013 there are no outstanding options.

Warrants

On January 1, 2013, there were 1,432,500 warrants outstanding.

During the year ended December 31, 2013, 307,500 warrants were exercised at a strike price between $0.25 and $0.40 per warrant.

During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 10.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of units the Company issued warrants as private placement fees.  The number of warrants issued were 744,188 later reduced by 30,000 warrants for a net amount issued of 714,188.  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units, the Company is required to issue additional warrants as part of the fee agreement.

In connection with notes payable entered into in 2013, the Company issued 1,123,923 warrants.  The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 3 years, Stock Price at the date of the grant $0.37, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 0.32%.  The value of $284,914 was recorded as a prepaid loan fee and has been amortized over the life of the loans.  As of September 30, 2014 the prepaid loan fee has been fully amortized.

In May of 2013, The Company issued 44,000 warrants for consulting services. The value of the warrants was determined using the Black Scholes.  The value of $11,610 was recorded as a prepaid asset and was amortized over the life of the consulting agreement.

In connection with notes payable entered into in the first nine months of 2014, the Company issued 500,000 warrants. The value of the warrants was determined using the Black Scholes.  The prepaid loan fee of $154,881 was amortized over the life of the loans.  As of September 30, 2014 the prepaid loan fee has been fully amortized.

In connection with the convertible senior secured debentures, the Company issued 7,000,000 warrants during the nine months ended September 30, 2014.  The value of the warrants was determined using the Black Scholes.  The value of $1,698,766 was recorded as a prepaid loan fee and is being amortized over the life of the loan.  As of September 30, 2014, the balance remaining in prepaid loan fees was $1,321,263.

The Company issued 560,000 warrants to the placement agents representing the Company in conjunction with the debenture transaction.  The warrants have an exercise price of $0.50, and have a 5 year expiration period.  The value of $185,874 was recorded as prepaid loan costs and are being amortized over eighteen months.

A summary of warrants as of September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2014	-	$-	13,354,621	$0.61
Granted	-	-	8,060,000	0.59
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 9/30/2014	-	$-	21,414,621	$0.60

Note 12 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease ran from January 2012 to March 2014 at a rate of $1,907 per month. The lease expired on June 30, 2014.  The Company subsequently entered into a new lease on July 1, 2014 (See Note 18).

On July 1, 2014, the Company entered into a forty month office lease agreement ending on October 31, 2017.  The lease requires monthly payments of $5,988.

Rent expense for was $12,520 and $18,031 for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, as part of a new convertible debenture, the Company issued notes payable totaling $295,000 to related parties.  The maturity dates for these notes are November 30, 2015.  See Note 8 for further details.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of September 30, 2014 or December 31, 2013; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Fair Value
Convertible senior secured debentures	-	$5,678,737	-	$5,678,767

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Notes payable	-	$1,123,933	-	$1,123,933

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

The Company’s operations for the nine months ended September 30, 2014 and 2013 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to September 30, 2014.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2014. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 15 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 450,000 shares of its common stock as required by the agreement.  As of September 30, 2014, in accordance with the terms of the agreement, the employee vested 352,500 shares of restricted stock for achieving milestones as set forth in the employment agreement.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of September 30, 2014, in accordance with the terms of the agreement, the employee vested 91,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of September 30, 2014, all 750,000 common shares have vested.  In addition, the agreement allowed for the Chief Executive Officer and President to earn an initial base salary of $250,000, which began on January 1, 2013.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of June 30, 2014, all 416,250 shares vested.  In addition, beginning January 1, 2013, the Non-Employee Interim Chief Financial Officer was compensated $3,000 per month.

On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock.  As of September 30, 2014, 410,000 shares have vested, leaving 525,000 shares reserved as of September 30, 2014.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

As of September 30, 2014, the Company has a total of 819,300 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	97,500
Vice President of Customer Support	196,800
Chief Executive Officer	-
Non-Employee Interim Chief Financial Officer	525,000
Total	819,300

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

On August 30, 2013, the Company entered an agreement with an investor relations firm for a period of twelve months, ending May 26, 2014, with the right to cancel services at the end of each subsequent three-month period.  The terms of the agreement called for the issuance of 142,000 common shares to be issued for the first three-months of service ending November 26, 2013, and then the equivalent number of shares required to compensate for the $50,000 per period thereafter.  In April of 2014, the agreement was terminated.

Note 17 – Interest Expense

The company’s interest expense for the nine months ended September 30, 2014 consisted of the following:

Description	Amount
Loan fees	554,936
Notes payable, related and unrelated	265,848
Convertible senior secured debentures	377,504
Bank line of credit	15,244
Total	1,213,532

Note 18 – Subsequent events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following events to disclose.

On October 8, 2014, 26,667 shares valued at $16,000 became issuable to a consultant. As of the date of this report the shares have not been issued.

On October 29, 2014, a Debenture holder converted $10,000 of the principal amount of their debenture into 20,000 shares of common stock.

On October 29, 2014, a Debenture holder converted $2,500 of the principal amount of their debenture into 5,000 shares of common stock.

On October 31, 2014, a Debenture holder converted $10,000 of the principal amount of their debenture into 20,000 shares of common stock.

On October 31, 2014, a Debenture holder converted $2,500 of the principal amount of their debenture into 5,000 shares of common stock.

On November 6, 2014, a Debenture holder converted $100,000 of the principal amount of their debenture into 200,000 shares of common stock. As of the date of this report the shares have not been issued.

On November 8, 2014, 36,774 shares valued at $16,000 to a consultant became issuable to a consultant. As of the date of this report the shares have not been issued.

On November 13, 2014, 12,000 shares of common stock became issuable to an employee. As of the date of this report the shares have not been issued.

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

For the nine months ended September 30, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage Entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

 In 2013, key personnel were hired in the areas of Sales and Operations.  These hires include an experienced Vice President of Customer Service, a lead manufacturing engineer, and a Sales Manager.  Most sales and marketing staff as well as administrative support staff are in place and will enable us to reach key customers and shorten the sales cycles.

During the first nine months of 2014, the Company expanded its sales team to include regional representatives, as well as non-employee sales and training consultants.  These individuals were trained, and are now working to develop relationships with the potential leads identified in the Company’s database.

The Company also added William Clough to its Board of Directors, effective April 9, 2014.

The Company also initiated development efforts on the new consumer product, which is targeted for release in 2015.  During the first nine months of 2014, the Company expensed $234,758 for these development efforts.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $39,346 and $25,651 in revenues for the nine months ended September 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the nine months ended September 30, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of September 30, 2014 and December 31, 2013, there were cash equivalents of $1,854,092 and $305,649 respectively.

Inventory

During the nine months ended September 30, 2014, the Company accepted the delivery of 6,851 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial low rate production and in addition to the follow-on order of 10,000 production units.  The purchase terms require 50% prepayment at the time of order, and the remaining 50% to be paid prior to shipment to the United States.  As of September 30, 2014, the Company had prepaid its contract manufacturer approximately $406,998 toward units in transit and in production for delivery prior to December 31, 2014.  This prepayment is partial or full payment on 4,848 units, 2,040 of which were received on October 1, 2014.  We believe this inventory will be adequate to fulfill orders for the next twelve months.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $244,794 and $543,779 for the nine months ended September 30, 2014 and 2013 respectively. The Company intends to continue investing in the development of future products, including a new consumer product anticipated for market launch in 2015.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Equipment	2-5 years
Tooling	10 years
Computer equipment	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years
Warehouse equipment	5 years

Recent Developments

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000 (which was subsequently increased to $900,000 in April of 2014) at any time outstanding pursuant to a revolving line of credit and was to mature on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable, letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings carried an interest rate of 6% per annum, with monthly interest payments to be paid by the Company.  The line of credit was fully paid as of September 30, 2014.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company defaulted on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount to F&M Bank & Trust Company.  This agreement ceased with the satisfactory payment of the debt outstanding.

During the three months ended March 31, 2014, the Company received three notes payable from related parties in the amount of $475,000, and one note payable from an unrelated party in the amount of $25,000.  All of the notes were unsecured, bearing interest at 12% per annum, and were due on July 15, 2014.  These notes also included a three-year warrant for each of $1.00 of principal included in the note.  All of the notes and related accrued interest had been paid in full as of September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 159,375 shares of its common stock, with an aggregate value of $80,625 for compensation.  The Company also issued 1,023,519 shares of its common stock with an aggregate value of $483,810 for services.

During the nine months ended September 30, 2014, the Company issued $7,000,000 of convertible senior secured debentures.  These debentures are due on November 30, 2015, bear interest at a rate of 8%, and include one five-year warrant, with a strike price of $0.60 per share, for each dollar issued.

As part of issuing these debentures, the company incurred loan costs of $809,939.  The loan costs are being amortized over an 18-month period ending November 30, 2015.

The Company issued the following convertible Senior Secured Debentures:

		1st Closing	2nd Closing

1.	Date of issuance	May 27, 2014	June 2, 2014

2.	Gross amount of debentures	$5,250,000	$1,750,000

3.	Net cash received:
	Gross amount of debentures	$5,250,000	$1,750,000
	Less
	Repay bank loan and interest	(901,510)	-
	Conversion of short-term debt	0	(195,000)
	Commissions and fees	(439,979)	(113,715)
	Attorney fees	(55,000)	(5,370)
	Other fees	(5,000)	(5,000)
	Amount held in escrow by 3rd party	(7,000)	-

	Net cash received	$3,841,511	$1,430,915

4.	Term	18 Months Due November 30, 2015	18 Months Due November 30, 2015

5.	Interest rate	8% from May 27, 2014	8% from June 2, 2014

6.	Interest payment dates	Quarterly Beginning May 1, 2015	Quarterly Beginning May 1, 2015

7.	Warrants to debenture holders:	1st Closing	2nd Closing

	Number issued	5,250,000	1,750,000
	Price per share	$0.60	$0.60
	Term	5 years	5 years
	See condition number 2

8.	Warrants to placement agents
	Number issued	420,000	140,000
	Price per share	$0.50	$0.50
	Term	5 years	5 years

9.	Number of accredited investors	10	17

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

Right to Redeem Debenture. Beginning on the 91st day following the closing and so long as a registration statement covering all the registerable securities is effective, the company has the option of redeeming the principal, in whole or in part by paying the amount equal to 100% of the principal, together with accrued and unpaid interest by giving ten business days prior notice of redemption to the buyers.

Security of Debentures. The debentures are guaranteed, pursuant to “Secured Guaranty” and “Pledge and Security Agreement by Guardian 8 Corporation and secured interest in all of the assets of the company and Guardian 8 Corporation.

Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant has agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company is obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements. On October 29, 2014 the Company’s registration was declared effective.

3.   Events of Default.

•	Failure of Registrant to timely file the registration statements and have same declared effectively by the SEC within the time periods set forth in the Agreement;

•	The suspension of the company’s common stock from the OTC:QB for five consecutive days or for more than an aggregate of ten days in 365 days;

•	Failure to pay principal and interest when due;

•	An uncured breach of any material covenant, term or condition in any of the Debentures or related agreements;

•	A breach of any material representation or warranty made in any of the Debentures or related agreements: and

•	Any form of bankruptcy or insolvency proceeding is instituted against the companies.

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

As of September 30, 2014, $377,504 was amortized into expense and the remaining discounts were $1,321,262.

  5.   Debenture balances as of September 30, 2014

	1st Closing	2nd Closing	Total

Gross debentures	$5,250,000	$1,750,000	$7,000,000
Less discount	990,947	330,315	1,321,262

Net Debentures	$4,259,053	$1,419,685	$5,678,738

During the nine months ended September 30, 2014, the Company issued 159,375 shares of its common stock, with an aggregate value of $80,625 for compensation.  The Company also issued 1,023,519 shares of its common stock, with an aggregate value of $483,812 for services.

Effective November 1, 2014, we hired Gary Kuty as Vice President of Sales for Guardian 8 Corporation. Kuty founded Kuty & Associates, LLC and oversaw its consulting and training operations in Dayton and Las Vegas for over a decade and became a well-respected author on corporate security matters. As a 40 year veteran of the police and security industries, he is a well-known confidant to security company leaders throughout the U.S. As part of his hiring, Guardian 8 Corporation entered into an employment agreement with Mr. Kuty, which is described in Item 5 below.

Results of Operations for Guardian 8 Corporation for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase/ (Decrease)

Revenues	$39,346	$25,651	$13,695
Cost of sales	27,501	6,696	20,805
Gross Profit	11,845	18,955	(7,110)
Operating Expenses	3,041,394	2,139,235	902,159

Net (loss) from operations	(3,029,549)	(2,120,280)	(909,269)
Interest income	1,999	-	1,999
Interest expense	(1,213,532)	(40,058)	(1,173,474)

Net (loss)	$(4,241,082)	$(2,160,338)	$(2,080,744)

Net (loss) per share	$(0.10)	$(0.07)	$(0.03)
Weighted average shares outstanding	40,806,423	32,383,557

During the nine months ended September 30, 2014 and 2013, we had revenues of $39,346 and $25,651, and corresponding costs of sales of $27,501 and $6,696, respectively associated with shipments of our commercial products.

We generated net losses of $4,241,082 and $2,160,338 for the nine months ended September 30, 2014 and 2013, respectively. Our losses for these periods included research and development costs related to our ProV2 and new consumer device of $244,794 and $543,779, as well as general and administrative expenses of $2,728,599 and $1,561,614 for the same nine month periods.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible term notes, and bank financing. As of September 30, 2014, our cash balance was $1,854,092. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, third party financings, and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses over the next twelve months as we expand distribution, and invest in the development of our new consumer product. Our brief operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to establish cash flows sufficient to satisfy their operating needs. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $244,794 and $543,779 for the nine months ended September 30, 2014 and 2013, respectively, which included approximately $234,758 toward our new consumer device. We anticipate expending up to $500,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

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

Changes in the number of employees.

We have ten full-time employees, C. Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer, five regional sales managers, a customer service representative, and one administrative support person for Guardian 8 Corporation. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, Kathleen Hanrahan and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet, Ms. Hanrahan and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We intend to continue hiring sales and operations employees in 2015 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and significant equipment.

We anticipate investing significant resources in the purchase of a facility and equipment in the near future; as we will begin to scale distribution operations throughout 2014 and 2015.

 Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	September 30, 2014	December 31, 2013

Current assets	$3,720,236	$832,028
Current liabilities	396,197	1,409,482
Working capital / (deficit)	$3,324,039	$(577,454)

Changes in cash flows are summarized as follows:

We had a net loss of $4,241,082 for the nine months ended September 30, 2014.  This loss was offset by non-cash items such as stock issued for services of $483,812, stock issued for compensation of $80,625, depreciation and amortization of $68,001, the amortization of discount on notes payable of $154,881, the amortization of discount on convertible debentures of $377,503, and the allowance for bad debts of $4,978.  We had cash used by the increase in accounts receivable of $8,175, increase in prepaid loan costs of $303,949, increase of inventory of $1,177,463, increase in rent and security deposits of $11,180, and the decrease in accounts payable and accrued expenses of $39,382.  We had cash provided due to the decrease in prepaid expenses of $149,549, decrease in deposits on inventory of $89,984, increase in deferred revenue of $1,175 and increase in accrued interest of $148,855.

We had cash used by investing activities of $105,756 for the purchase of property and equipment for the nine months ended September 30, 2014.

We had cash provided by financing activities of $5,876,067 for the nine months ended September 30, 2014.  This included proceeds from notes payable to related parties of $475,000 proceeds from notes payable to unrelated parties of $25,000, proceeds from a line of credit with a bank of $900,000, and proceeds from the issuance of convertible senior secured debentures of $7,000,000.  These were offset by a repayment of notes payable to related parties of $1,498,933, repayment of notes payable to unrelated parties of $125,000, and the repayment of a line of credit with a bank of $900,000.

We had a net loss of $2,160,338 for the nine months ended September 30, 2013.  This included non-cash items such as stock issued or services of $216,147, stock issued for compensation of $323,344, depreciation and amortization of $33,842, amortization of discount on notes payable of $26,636, and the allowance for bad debts of $952.  We had cash used by an increase in accounts receivable of $12,987, increase in prepaid expenses of $30,804, an increase in deposits on inventory of $89,478 and an increase in inventory of $65,974.  We had cash provided due to the increase in accounts payable and accrued expenses of $245,845, an increase in deferred revenue of $1,050, an increase in accrued interest of $8,162 and an increase in insurance payable of $64,374.

We had cash used by investing activities of $165,221 for the nine months ended September 30, 2013, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $1,765,556 for the nine months ended September 30, 2013.  This included proceeds from the sale of common stock of $806,623, proceeds from notes payable to related parties of $858,933, and proceeds from notes payable to unrelated parties of $100,000.

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

We anticipate that we will incur operating losses in the next twelve months. Our brief operating history makes predictions of future operating results difficult to ascertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2014, 105,000 shares of common stock vested pursuant to the terms of the agreement with our Interim CFO (Kathleen Hanrahan).  These shares were issued in August of 2014.

On August 1, 2014, 9,375 shares of common stock became issuable to an employee.  As of the date of this report the shares have not been issued.

On September 8, 2014, 26,230 shares valued at $16,000 to a consultant became issuable to a consultant.  As of the date of this report the shares have not been issued.

On September 30, 2014, 105,000 shares of common stock vested pursuant to the terms of the agreement with our Interim CFO (Kathleen Hanrahan). As of the date of this report the shares have not been issued.

Subsequent Issuances After Quarter-End

On October 8, 2014, 26,667 shares valued at $16,000 became issuable to a consultant.  As of the date of this report the shares have not been issued.

On November 6, 2014, in connection with the conversion of a $100,000 Debenture by Wolverine Flagship Fund Trading Limited, we authorized the issuance of 7,145 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.

On November 8, 2014, 36,774 shares valued at $16,000 to a consultant became issuable to a consultant.  As of the date of this report the shares have not been issued.

On November 13, 2014, 12,000 shares of common stock became issuable to an employee.  As of the date of this report the shares have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Employment Agreement

Kuty Executive Employment Agreement

Effective November 1, 2014, G8 entered into an employment agreement with Gary Kuty to act as G8’s Vice President of Sales. Mr. Kuty’s employment agreement was approved by the board of directors of G8 and the Registrant.

In general, Mr. Kuty’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance.

The original term of Mr. Kuty’s employment agreement runs from November 1, 2014 until October 31, 2014.

Mr. Kuty’s employment agreement provides for an initial annual base salary of $140,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Kuty is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Kuty shall be eligible to be issued 200,000 restricted shares of the Registrant’s common stock, which will vest on October 31, 2017 assuming Kuty remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement. Further, we granted Mr. Kuty the opportunity to receive up to 420,000 shares of the Registrant’s common stock under the employment agreement. Up to 23,333 shares shall be eligible to be issued on December 31, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. In addition, up to 140,000 shares shall be eligible to be issued on December 31, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. Further, up to 140,000 shares shall be eligible to be issued on December 31, 2016 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement and the remaining 140,000 shares shall be eligible to be issued on October 31, 2017 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors.

In the event of a termination of employment with G8 by G8 without “cause” or Kuty for “good reason” (as defined in the employment agreement), Mr. Kuty would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 6-months base salary, payable in accordance with the Registrant’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Kuty, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Rojas was employed under the terms of the employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Kuty’s employment with G8 by reason of change in control or business combination (as defined in the employment agreement), Mr. Kuty, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

If the event of a termination of Mr. Kuty’s employment by G8 for “cause” (as defined in the employment agreement), Mr. Kuty would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Kuty’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.86.

Gary H. Kuty is the new Vice President of Sales for Guardian 8 Corporation. Gary is a forty year veteran of the law enforcement and private security profession.  Gary is a graduate of Youngstown State University, Youngstown, Ohio with a Bachelor of Science in Law Enforcement Administration, and a minor in marketing. Gary has worked in a variety of positions, from managing security business operations on the west coast and Midwest to overseeing the sales and operations of a fifty million dollar regional security and alarm company in the Midwest.  For the past twelve years Gary has served as the President & CEO of Kuty and Associates, LLC, a professional security consulting agency based in Dayton, Ohio, with a branch office in Las Vegas.    The company has built a client base includes international to startup companies.  He is Past President and Chairman of both the Ohio Association of Security and Investigation Services (OASIS) and the National Council of Investigation and Security Services (NCISS).  Gary was also appointed to serve on the Security Services Council for the American Society of Industrial Security (ASIS) where for the past two years he served as Council Vice Chair and is a former Chair.  Gary also currently serves as Managing Director for the National Security Alliance.   Gary has had numerous security and sales related articles published in several trade association journals and has lectured on a variety of sales and marketing topics to several professional security organizations.

Press Releases

On August 27, 2014, we issued a press release disclosing Anderson Security Agency winning a new account incorporating our ENL device. A copy of the press release is attached hereto as Exhibit 99.27.

On September 16, 2014, we issued a press release disclosing Securatex winning a new account incorporating our ENL device. A copy of the press release is attached hereto as Exhibit 99.28.

On September 18, 2014, we issued a press release disclosing the hiring of Lex Hemeyer as director of International Sales. A copy of the press release is attached hereto as Exhibit 99.29.

On September 29, 2014, we issued a press release disclosing the receipt of the Campus Safety BEST Award. A copy of the press release is attached hereto as Exhibit 99.30.

On November 3, 2014, we issued a press release disclosing the hiring of Gary Kuty as our Vice President of Sales. A copy of the press release is attached hereto as Exhibit 99.31.

Debenture Conversions

On October 30, 2014, a Debenture holder (Cranshire Capital Master Fund) converted $10,000 of the principal amount of their debenture into 20,000 shares of common stock.

On October 30, 2014, a Debenture holder (Equitec Specialists) converted $2,500 of the principal amount of their debenture into 5,000 shares of common stock.

On October 31, 2014, a Debenture holder (Cranshire Capital Master Fund) converted $10,000 of the principal amount of their debenture into 20,000 shares of common stock.

On October 31, 2014, a Debenture holder (Equitec Specialists) converted $2,500 of the principal amount of their debenture into 5,000 shares of common stock.

On November 6, 2014, a Debenture holder (Wolverine Flagship Fund Trading Limited) converted $100,000 of the principal amount of their debenture into 200,000 shares of common stock.

All of the shares issued upon conversion of the debentures were registered and freely tradable pursuant to the Form S-1 registration statement declared effective by the United States Securities and Exchange Commission on October 29, 2014. Further, with each conversion, the Class C Warrant held by each debenture holder automatically increased by the amount of shares of common stock issued upon each conversion. As a result of the above conversions, an additional 250,000 Class C warrants are now outstanding.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)

10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)
10.43	Cornerstone Line of Credit Agreements (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 28, 2014)
10.44	Extension No. 1 to $543,300.01 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-Q filed on May 15, 2014)
10.45	Extension No. 1 to $52,983.33 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.45 to the Form 10-Q filed on May 15, 2014)
10.46	Extension No. 1 to $52,650 Term Note issued to Corey Lambrecht dated April 30, 2014 (incorporated by reference to Exhibit 10.46 to the Form 10-Q filed on May 15, 2014)
10.47	Extension No. 1 to $45,000 Term Note issued to Jim Nolton dated April 30, 2014 (incorporated by reference to Exhibit 10.47 to the Form 10-Q filed on May 15, 2014)
10.48	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.48 to the Form 10-Q filed on May 15, 2014)
10.49	Extension No. 1 to $250,000 Term Note issued to Kansas Resource Development Company dated April 30, 2014 (incorporated by reference to Exhibit 10.49 to the Form 10-Q filed on May 15, 2014)
10.50	Extension No. 1 to $30,000 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.50 to the Form 10-Q filed on May 15, 2014)
10.51	Form of Note Extension No. 1 dated April 30, 2014 (incorporated by reference to Exhibit 10.51 to the Form 10-Q filed on May 15, 2014)
10.52	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.53	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.54	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.55	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)

10.56	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.57	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.58	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.59	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)
10.60	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.61	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.62	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.63	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.64	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.65	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.66	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.67†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.68	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.69	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)
10.70	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.71	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.72	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.73	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.74	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)
10.75	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.76	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.77	Senior Secured Debenture ($52,680.82) Cranshire Capital Master Fund, Ltd. dated June 13, 2014 (incorporated by reference to Exhibit 10.77 to the Form S-1 filed on August 29, 2014)
10.78	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.79	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.80	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.81	Senior Secured Debenture ($20,372.60) Nolton Enterprises dated August 26, 2014 (incorporated by reference to Exhibit 10.81 to the Form S-1 filed on August 29, 2014)
10.82	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.83	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.84	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
10.85	Senior Secured Debenture ($22,500) Equitec Specialists, LLC dated June 13, 2014 (incorporated by reference to Exhibit 10.85 to the Form S-1 filed on August 29, 2014)

10.86†	Kuty Executive Employment Agreement effective November 1, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Corporate order press release dated July 30, 2013 (incorporated by reference to Exhibit 99.11 to the Form 10-Q filed on August 14, 2013)
99.7	Security Industry Sales press release dated August 6, 2013 (incorporated by reference to Exhibit 99.12 to the Form 10-Q filed on August 14, 2013)
99.8	Zacks Research Report dated September 13, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 13, 2013)
99.9	Training Program Press Release dated September 5, 2013(incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on November 14, 2013)
99.10	ASIS 2013 Exhibition Press Release dated September 19, 2013 (incorporated by reference to Exhibit 99.15 to the Form 10-Q filed on November 14, 2013)
99.11	Production Increase Press Release dated October 4, 2013 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on November 14, 2013)
99.12	Nova Security Group Distributor Agreement Press Release dated October 14, 2013 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on November 14, 2013)
99.13	Presentation as of December 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 3, 2013)
99.14	Private Placement Closing Press Release dated November 21, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 3, 2013)
99.15	LD Micro Event Press Release dated November 27, 2013 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on December 3, 2013)
99.16	CALSAGA Strategic Alliance Press Release dated January 8, 2014 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on May 15, 2014)
99.17	Cornerstone Bank Line of Credit Press Release dated January 22, 2014 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on May 15, 2014)
99.18	Russia and Mexico Distributor Press Release dated February 4, 2014 (incorporated by reference to Exhibit 99.18 to the Form 10-Q filed on May 15, 2014)
99.19	Additional Sales Representatives Press Release dated February 6, 2014 (incorporated by reference to Exhibit 99.19 to the Form 10-Q filed on May 15, 2014)
99.20	ENL Letter of Intent to Securitas Press Release dated February 27, 2014 (incorporated by reference to Exhibit 99.20 to the Form 10-Q filed on May 15, 2014)
99.21	Hospital Staff Accolade Press Release dated March 31, 2014 (incorporated by reference to Exhibit 99.21 to the Form 10-Q filed on May 15, 2014)
99.22	Hospital Usage Press Release dated April 3, 2014 (incorporated by reference to Exhibit 99.22 to the Form 10-Q filed on May 15, 2014)
99.23	Clough Appointment Press Release dated April 15, 2014 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 15, 2014)
99.24	Large Public Venue Press Release dated April 23, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-Q filed on May 15, 2014)
99.25	$7 million financing Press Release dated June 2, 2014 (incorporated by reference to Exhibit 99.25 to the Form 10-Q filed on August 14, 2014)
99.26	Platinum Event Services Press Release dated June 17, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-Q filed on August 14, 2014)
99.27	Anderson Security Agency Press Release dated August 27, 2014
99.28	Securatex Press Release dated September 16, 2014
99.29	Lex Hemeyer hiring Press Release dated September 18, 2014
99.30	Campus Safety BEST Award Press Release dated September 29, 2014
99.31	Gary Kuty hiring Press Release dated November 3, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: November 14, 2014	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: November 14, 2014	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)