Form 10-K
period 2014-12-31
Guardian 8 Holdings
filed 2015-03-31
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7432 E. Tierra Buena Lane, Suite 102
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 659-6007

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
 ☐ Yes          ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,765,047.50 based on a share value of $0.50.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 43,626,598 shares of common stock, $0.001 par value, outstanding on March 20, 2015, which does not include 205,356 shares of common stock authorized but unissued.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	our ability to efficiently manage and repay our debt obligations;
·	our inability to raise additional financing for working capital;
·	our ability to generate sufficient revenue in our targeted markets to support operations;
·	significant dilution resulting from our financing activities;
·	actions and initiatives taken by both current and potential competitors;
·	supply chain disruptions for components used in our product;
·	manufacturers inability to deliver components or products on time;
·	our ability to diversify our operations;
·
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	deterioration in general or global economic, market and political conditions;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures;
·	our ability to recruit and hire key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

Readers of this report should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

In this form 10-K references to “Guardian 8”, “G8”, “the Company”, “we,” “us,” “our” and similar terms refer to Guardian 8 Holdings and its wholly owned operating subsidiary, Guardian 8 Corporation.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.guardian8.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Guardian 8 Holdings, 7432 E. Tierra Buena Lane, Suite 102, Scottsdale, Arizona 85260.

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

Recent Developments

In March of 2012 we introduced the Pro V2 enhanced non-lethal (ENL) professional security device. This model was developed in response to professional security guards seeking a robust design as well as highly functional tool for their duty belt. The Pro V2 will also be available to security conscious industries where staff safety is an ongoing priority.

From our initial market introduction in 2012 through the first three quarters of 2013, we focused on four main initiatives:

·	raising capital to expand operations;
·	transitioning from early prototype development into full scale manufacturing operations with our contract manufacturer;
·	building our infrastructure to support product rollout; and
·	developing our sales pipeline and distribution channel.

Production operations are outsourced to a Taiwan based entity that has established a successful reputation in the manufacture of mobile and electronic devices.  During 2013, this organization, assisted by our engineers and executives, transitioned the Pro V2 production of test and evaluation units to low rate initial production (LRIP) runs.  This enabled us to generate our first revenue through the sale of product and build inventory for anticipated 2014 sales.  As a result of achieving some initial sales, which we believe will continue to grow in the future periods, we transitioned from being a development stage entity to an operational entity for purposes of financial reporting.  In total, we recognized $71,825 in revenue for the fiscal year ended December 31, 2014.

During 2013 we also made significant investments in personnel and systems that will continue as sales expand.  Specifically, we hired a Vice President of Customer Service, a sales team, administrative support, as well as contracted training staff to support product roll out.  We continued making additional strategic hires in 2014 to support our efforts.  These included additional sales personnel, a Vice President of Sales with experience in the Company’s targeted markets, and a Vice President of Finance who will transition into the full time role of Chief Financial Officer in 2015.  We also expanded our Board adding Mr. Paul Hughes, the Company’s Chief Operating officer, and Mr. William Clough in April of 2014.

On January 17, 2014, we entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000 at any time outstanding pursuant to a revolving line of credit and matured on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable and was personally guaranteed by our Chief Executive Officer/President.  The note carried an interest rate of 6% per annum, with monthly interest payments.  In June, 2014 this note was paid in full through the use of proceeds generated through the sale of convertible senior secured debentures.

During the first six months of 2014, the Company received six notes payable from related parties in the amount of $590,000, and one note payable from an unrelated party in the amount of $25,000.  All of the notes were unsecured, bearing interest at 12% per annum, and were due on July 15, 2014.  These notes also included a three-year warrant for each $1.00 of principal included in the note.  All of the notes and related accrued interest had been paid in full as of June 30, 2014 through the use of proceeds generated through the sale of convertible senior secured debentures.  (Please refer to Part II, Note 6 for further detail).

In June of 2014, the Company issued $7.0 million of convertible senior secured debentures.  The debentures are due on November 30, 2015, bear interest at a rate of 8%, and include one five-year warrant, with a strike price of $0.60 per share for each dollar issued.  As part of issuing these debentures, the Company incurred loan costs of $809,939 and $1,872,207discount on the notes.  These loan costs and discount are being amortized over an 18-month period ending November 30, 2015.  The funds raised in this offering were allocated and deployed as follows:

Use of Funds	Amount
Cost of Financing (Commissions, fees, legal)	$631,000
Repayment of Cornerstone Line of Credit – Inventory Financing	901,500
Payment of Current Liabilities, including outstanding notes payable	1,972,200
Working Capital for Operations & New Product Development	$3,495,300
Total	$7,000,000

As outlined by the terms of the debentures, the Company filed a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants.  The registration statement was declared effective on October 29, 2014.  Under this registration statement, 28,411,623 warrants, 14,000,000 shares of common stock underlying conversion of the debentures, and 32,091,611 shares of common stock issued and outstanding were registered for sale.

On November 25, 2014, we issued a press release disclosing the engagement of ADS Tactical as a Government Sales Distributor. A copy of the press release is attached hereto as Exhibit 99.23.

In 2014, the Company also relocated its corporate offices to a new location which provided warehouse and distribution space for its newly acquired inventory.  The lease is for forty months, commencing July 1, 2014, and requires monthly lease payments of $5,888. (See Note 12 for more details).

In 2014, the Company also initiated its International Sales program, following the hire of a dedicated International Sales Director whose focused efforts center on Central and South America.  Our CEO augments these efforts through his sales efforts in the Middle East, Mediterranean countries and Africa.

On December 4, 2014, we issued a press release disclosing the lessons from Ferguson and the Security Industries movement towards camera technologies. A copy of the press release is attached hereto as Exhibit 99.24.

During the year ended December 31, 2014, the Company issued 534,234 shares of its common stock, with an aggregate value of $256,270 for compensation.  The Company also issued 1,126,960 shares of its common stock with an aggregate value of $534,554 for services.  The Company also issued 395,000 shares valued at $187,792 for director fees.

Subsequent Events to the Year Ended December 31, 2014

On January 13, 2015, we issued a press release disclosing we have over 100 pilot accounts using the Pro V2 device. A copy of the press release is attached hereto as Exhibit 99.25.

Subsequent to year end through March 10, 2015, we sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.50 per share.

As a result of the $0.50 unit offering, we were required to adjust the exercise price on all of our Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.

On February 4, 2015, we issued a press release disclosing that a Texas hospital has agreed to deploy the Pro V2 device. A copy of the press release is attached hereto as Exhibit 99.26.

On February 18, 2015, we issued a press release announcing we have distributors in Ecuador, Uruguay and Panama. A copy of the press release is attached hereto as Exhibit 99.27.

Effective March 1, 2015, we deferred payment of $288,384 in accrued interest due under the debentures until May 1, 2015. If we do not raise sufficient equity or debt capital before May 1, 2015 we will default in payment of the accrued interest and thereby be in default of the debentures, which are secured by 100% of our assets. We are currently in the process of requesting an amendment to the debentures to allow for us to sell up to $5,000,000 in additional debentures and to reduce the conversion and warrant exercise prices down to $0.25.

On March 6, 2015, we issued a press release disclosing exploring sales opportunities in India. A copy of the press release is attached hereto as Exhibit 99.28.

On March 13, 2015, we authorized the issuance of 220,826 shares of restricted common stock for interest due under the debentures as of March 1, 2015.

Primary Business Strategy

Guardian 8 develops and distributes a proprietary new class of enhanced non-lethal weapons to the professional security market.  This product was designed by the Company in response to demands from professional security guards seeking a more robust product as well as highly functional tool for their duty belt.

Early adoption of our product is predicated on the delivery of Instructor Courses to our prospective customers, which in turn enables each customer account to train potentially hundreds of their own “User” base.  These “train the trainer” courses instruct on product capabilities, features, digital evidence handling, and risk mitigation; all of which combine to reduce liability.  Guardian 8 delivered twenty-six instructor courses in 2014 resulting in 160 Certified Instructors teaching the merits of our products across the United States.

The Company went through several years of development with our targeted industry to ensure that the compliment of features included in our product, the Pro V2, would address the needs of the user.  This included several revisions of the platform before our final product was introduced in the second quarter of 2013.

During the third quarter of 2013, the Company received its first production units, and began shipping product for both evaluation by potential customers, and actual orders where revenue was recognizable for the period.  The Company also developed its user-training program, to include certification of individuals who passed the combination of classroom and tactical training exercises.  The first training classes were held in the third and fourth quarter of 2013, resulting in more than 52 certified instructors being readied for field deployment.

During 2014, the Company continued to add strategic hires to promote and sell products within its targeted markets of private security, hospitals, local governments, K-12 schools and international customers.  This included personnel in Sales and Technical Services.

The Guardian 8 Pro V2 Device

The need for personal security is escalating due to heightened violence threatening our communities.  As a result, a growing number of products are appearing in the market place. Such devices range from weapons designed to inflict harm on an attacker to alarms designed to call attention to the situation at hand so as to dissuade an attacker from further aggression.  In addition, we are seeing growing interest in personal audio and video recording devices.

Although such devices are assumed to be effective, we believe it is desirable to have a device that presents a plurality of security functions allowing the user to defend against dangerous situations and communicate and record the impending situation through the deployment of one device.

In response to this perceived need, we have developed a new class of hand held security devices, the ENL which presents a multi-layered set of security features including pepper spray, images, recording, and audio alarms and communication with 9-1-1 or other preselected numbers. Such functions may either be initiated by the user or automatically activated during physical confrontations. The commercial model released in 2013 resembles an intuitive pistol configuration enabling the user to better manipulate the device and control the available functions, as well as reduce the training requirements.

The G8 Pro V2, and enhanced non-lethal (ENL) device is a product that combines a multitude of non-lethal technologies designed to help protect individuals from aggressors and assailants, while notifying law enforcement authorities and other stakeholders of the situation.

The device is a small, hand-held unit that integrates a collection of non-lethal technologies including a: laser spotter, LED strobe light, alerting siren, camera, microphone, and O.C. pepper stream to give the user a single solution for effectively defending against aggressive subjects.

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

·	to provide a device that links with a cell phone using Bluetooth technology so as to automatically alert 9-1-1 and/or document audio messages, and audio and image recordings of the altercation;
·	to provide a security device that transmits and/or documents the audio or visual recordings; and
·	to provide a security device that provides a direct 2-way voice communication link with 9-1-1 or other preselected numbers

Our product has received industry endorsement, including receiving the “Security’s Best” Award, from ASIS for the first generation of our device, placing us among just ten companies to earn this coveted designation at the 2011 ASIS International professional security conference.

Device Warranty

We offer a three-month limited warranty on our device. If the device fails to operate properly for any reason during the warranty period, we will replace the device.

We also offer an additional one-year warranty for a fee.  The revenue derived from the one-year-warranties are deferred at the time of sale, and amortized monthly over the length of the warranty term.  Devices returned during their warranty period will be replaced at no charge, if the return is the result of a manufacturing defect.  If the unit is no longer working as a result of damage to the device, we will charge a discounted replacement price depending on when the product was placed in service or for a flat replacement fee.  Our warranty fees are intended to cover the handling and repair costs and include a profit.  To account for warranty related expenses, we established appropriate reserves.  In addition, our contract manufacturer provides the Company with an overallotment of product to help offset any costs associated with manufacturing defects.

We believe these reserves are adequate, and that our policy will be attractive to our customers. In particular, it avoids disputes regarding the source or cause of any defect. Extended warranties that provide additional coverage beyond the limited warranty, ranging from one to four years may be offered for specified fees in the future depending upon customer demand.

Sales and Marketing

U.S. Private Security Services Market

According to the U.S. Department of Labor, over 3.2 million Americans worked in the protective services industry as of May 2011.  This was nearly four times the number of sworn police officers & investigators who worked in professional law enforcement at that time, and were supported by the lethal/less-lethal weapons manufacturers.

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

According to Robert H. Perry and Associates Incorporated, in 2013 the top 4 security guarding companies controlled 47% of the U.S. contract security market.  While this is indicative of a highly fragmented market, recent estimates of the largest 50 contract security companies reflect combined annual U.S. revenues of ~$10 billion and combined security officer personnel of nearly 350,000, indicating that a substantial market opportunity exists within a relatively concentrated target customer market.

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

In addition to their US presence, many of these companies employ tens of thousands more security guards internationally and consequently represent direct channels to a global professional user base in nearly every major market in the world.

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

Global Private Security Services Market

The global security services market as estimated by The Freedonia Group was projected to grow 7.4% annually and reach $214 Billion by the end of 2014.  In addition, it is estimated that professional security officers outnumber law enforcement by a 10 to 1 ratio internationally.

Guardian 8 has already received interest from dealers representing 18 foreign countries, with most prepared to purchase the product immediately for distribution abroad.  International interest includes indications of interest from Security Companies, Distributors and Executive Protection providers.

Among these contacts are representatives from countries representing a remarkable degree of international reach for a development stage company and a promising market channel for reaching millions of professionals, and potentially tens of millions of consumers.

Based upon available market and industry data, estimates developed in November 2014.  The Freedonia Group estimate the aggregate revenue of U.S. and International guard and guard patrol services to be approximately $191 billion.

A significant contributor to the magnitude of this opportunity is the diversity and size of established market applications.  Guardian 8’s innovative device appeals to security professionals across a broad range of industries, both domestically and internationally, and holds promise as a unique and effective personal defense device for consumers.

It is important to note that although the international market offers significant revenue potential, the sales cycle into foreign countries is significantly longer than US sales due to the time required to obtain import and distribution approvals.

Retail Market

Violent crime in the U.S. was in decline from 2001 through 2010 but has escalated in recent years. As a result, a sizable number of women in the United States will fall victim to a violent crime at some point in their lives. According to the Federal Bureau of Investigation, aggravated assault accounted for 62.5% of the 1.3 million violent crimes committed in the U.S. in 2010. The reality of these statistics has created a sizable self-defense products and services market. Consumers have a bevy of options to protect themselves, including self-defense classes, alarms, lethal and nonlethal weapons, even cell phones. None of these options is perfect; most offer a singular means of defense that may or may not be appropriate, depending on the situation. A device that incorporates features to de-escalate a dangerous situation while also providing an effective means of defense would likely ease a clouded decision-making process.

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

We plan to approach the market by expanding our presence in private security settings, establishing credibility and trust with our user base; and, by working with consumer advocacy groups to design and market a product that will appeal to the retail sector and to those individuals seeking a less lethal option for personal defense.

United States Distribution

Initially we intend to focus on the professional and consumer defense market as our primary targets. We are evaluating a number of go to market strategies for the product including security firms, direct sales, distributors, etc.  Our intent is to create enough interest by Corporate Clients to pull the demand for ENL through security firms creating competition among security firms for ENL business.

We intend to implement a variety of marketing initiatives to support sales of our device. We may produce an infomercial, if we maintain sufficient funds, which will air initially in selected markets and if successful will target a nationwide campaign.

International Distribution

We intend to market and distribute our device in foreign markets through a network of distributors. For geographical and cultural reasons, it is anticipated that our distributors, when established, will usually have a territory defined by their country’s borders. These distributors will market our device where allowed by law. For foreign sales we may utilize established distributors within the region.  As of December 31, 2014, we had six international distributors engaged, of which two had received initial product orders and were working on required import and distribution strategies.

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

By comparison, many states ban electronic control devices (“ECDs”) from schools and courts, and some have additional restrictions such as limiting their use to homes and businesses or, as with handguns, requiring a concealed weapons permits to carry them in public. At the time of this report, seven states prohibit the use of ECDs by the general public. Unlike ECDs, pepper spray is regulated in only five states and the District of Columbia. These limited regulations restrict retailers by requiring a firearms identification card, in some cases, and by limiting the size of the canister and strength of the spray. The pepper spray regulatory environment is not anticipated to limit our efforts to market our device to the security guard market and should be only a slight headwind in the consumer market in the six states that regulate the product.  For those states, we are evaluating other spray options that will conform to established restrictions and enable both consumers and security personnel to deploy our products.

United States Export Regulation

Our product was classified EAR99, relatively unrestricted by the Department of Commerce (DOC). Accordingly, the export of our device will be regulated under export administration regulations and subject to export bans established by DOC to a limited set of restricted countries. We will be required to obtain export licenses from the DOC for all shipments to foreign countries other than Canada. The need to obtain these licenses may cause a delay in our shipments if we develop an international sales program.

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

Intellectual Property

We intend to protect our intellectual property with U.S. patents and trademarks.  As of December 31, 2014, we have received two US patents for design of the Pro V2 and the initial product.  The Pro V2 also has a design patent internationally via OHIM filing.  In addition to design patents, we have also had one US utility patent issued for the integration of our message playback via Bluetooth connectivity.  And, we have one additional US mechanical utility patent under review.

As of December 31, 2014, our trademark filing for the G8 logo was approved and issued.

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

Research and Development

Since our inception, we have expensed approximately $2.1 million on research and development. Our investment in research and development staff and equipment is anticipated to increase as our device gains market acceptance and we move into design and development of additional versions of our device or other products.

During 2014, we expended $314,000 in the evaluation of a new consumer product.  To better understand the market, and the consumer demand for less lethal options, we contracted with a design firm, experienced with consumer marketing to perform focus groups to introduce consumers to various feature sets and product designs for input.   Our engineers and management team are evaluating this feedback, and upon generating adequate capital, will proceed with the development of a consumer model for sale in 2016.  We expect the return on this investment to be realized over the long term, although new systems and technologies may have a more immediate impact on our business.

Employees

We currently have seventeen full-time employees which includes, our CEO/president, C. Stephen Cochennet, Paul Hughes, Chief Operating Officer, as well as vice presidents of Customer Service, Sales, Finance and Engineering.   In addition, we employ a senior marketing manager, administrative technical sales and engineering support personnel, and six full time sales people. We also engaged an interim CFO, Kathleen Hanrahan, on a part-time consulting basis. We also utilize the services of additional contract personnel as needed which include engineers and other technical professionals.

We are currently managed by C. Stephen Cochennet, and Paul Hughes with the assistance of our other key executives and board of directors.  We have entered into employment agreements with Mr. Cochennet, Mr. Hughes and the five other key employees of Guardian 8 Corporation. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

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

Our financial statements have been prepared assuming we will continue as a going concern.  We had minimal revenue and insufficient working capital as of December 31, 2014.  As a result of our losses and ongoing need for financing, the report from our independent registered public accounting firm on our financial statements for the years ended December 31, 2014 and 2013 contained a paragraph indicating substantial doubt about our ability to continue as a going concern.  If we do not raise sufficient debt or equity capital, we may be forced to curtail our operations and may be unable to respond to competitive pressures and/or perceived opportunities.  These conditions create uncertainty as to our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2014, our consolidated indebtedness was $6.3 million, with approximately $261,000 due to related parties. In addition, we have significant interest payments due under the Debentures commencing on March 1, 2015. We are prohibited under the terms of our senior debentures from incurring additional debt without the consent of the debenture holders, which forces us to finance our working capital needs with equity based securities. Our indebtedness could have important consequences, including the following:

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

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

We recently transitioned from a development stage company to an operating entity; however, we have a minimal operating history and have continued to generate substantial losses from operations, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in developing and marketing a new personal defense product. As a result of our recent product development we are just beginning to generate revenues from operations and have been focused on sales process improvements, organizational issues, market analysis, product development, building relationships and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including:

·      our ability to raise adequate working capital;
·      success of our product development efforts;
·      success of our marketing and sales efforts;
·      the level of our competition;
·      demand for the product at a profitable price;
·      the ability of our contract manufacturer to maintain adequate levels of inventory and finished product;
·      our ability to attract and maintain key management and employees; and
·      our ability to effectively demonstrate our ability to develop, produce and market our products.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance and efficiently manage our operations. Despite our best efforts we may not be successful in our development and marketing efforts or obtain required regulatory approvals. There is a possibility that our business plan will not be favorably received by investors, or that we may not be able to perfect our plan of operation to be commercially viable.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds in the second quarter of 2015 or we will need to cease operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to anticipated cash generated from our operations, to fund our working capital requirements.  Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

We substantially depend on sales of our Pro V2 device, and if this device does not gain industry acceptance, our growth prospects will be diminished.

For the year ended December 31, 2014, we derived our minimal revenues from the Pro V2 device, and expect to depend on increased sales of this product to fund future operations. If the professional security industry does not accept our device, it would significantly harm our growth prospects, operating results and financial condition.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.  We have entered into employment agreements with Paul Hughes, C. Stephen Cochennet, and the other full-time executive employees of Guardian 8 Corporation, but do not maintain key person insurance on any of them. If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

Because the nature of our business is expected to change as a result of shifts in the self-defense and personal protection industry, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance. Further, we have raised substantial debt and equity to fund our business operations, which to date have generated insufficient revenue to support our working capital needs.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. If our revenues do not increase to a level to support our working capital needs we will be forced to seek equity capital to fund our operations and repay our substantial debt balances, which may not be available to us at all or on acceptable terms.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

We expect our device to be used in confrontations that may result in bodily injury to those involved. A person injured in a confrontation or otherwise in connection with the use of our device may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, defective product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our device. Although we intend to carry product liability insurance, even if completely unfounded, we may still incur large legal expenses if we choose to self-insure and defend lawsuits and significant litigation this could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

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

Federal regulation of international sales: We have been advised that our device is classified by the U.S. Department of Commerce (DOC) under EAR99 for the purposes of exporting.  This is a less regulated category, and does not require the Company to apply for an export license each time it ships to a new customer outside the U.S.  However, dependent upon changes enforced in export regulations, in the future, we could be controlled, similar to other self-defense device manufacturers, as a “crime control” product by the U.S. Department of Commerce, or DOC, for export directly from the United States.  Our inability to obtain DOC export licenses, if required, for sales of our device to international customers could significantly and adversely affect our business.

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

The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive) that became effective in July 2006, and on electronic and electrical waste management (the WEEE Directive). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the European Union to enact laws, regulations, and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the market after August 15, 2005 and from products in use prior to that date that are being replaced. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant.

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

To the extent demand for our products increase, our future success will be dependent upon our ability to ramp up manufacturing production capacity.

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

Our dependence on a foreign contract manufacturer could impact our product margins, and customer deliveries.

We anticipate depending on a foreign contract manufacturer for the assembly of our finished products.  If our volumes for product delivery do not meet their ongoing minimum requirements, we may receive significant price increases impacting our product margins, or be forced to identify another supplier whose pricing and terms may not be favorable to our operations.  If we are required to find an alternate manufacturer, we could encounter product delivery issues while we transition to a new supplier.

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

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

·	The acquired assets or business may not achieve expected results;

·	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

·	We may not be able to retain key personnel of an acquired business;

·	Our management’s attention may be diverted; or

·	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

We have registered a significant number of shares of common stock, which are currently issued and outstanding or which may be issued upon the conversion of our convertible senior secured debentures and upon exercise of outstanding warrants.

In August of 2014 we filed a S-1 registration statement with the SEC to register 74,503,234 shares of common stock, which was declared effective in late October of 2014. The registration statement allows for the selling stockholders listed therein to sell their shares of common stock without restriction or any further holding period. With such a large amount of shares of common stock available for sale, the market price of our thinly traded common stock could be materially affected if large amounts of the registered shares are sold at once or in large quantities.

Any substantial issuance of shares of common stock pursuant to our outstanding warrants or conversion of debentures could result in dilution to existing stockholders and could cause the market price of these securities to decline.

As of December 31, 2014, we had warrants outstanding for the issuance of 21,611,623 shares of Common Stock at prices ranging from $0.25 to $0.75 per share and approximately $6.8 million in convertible debentures, which convert at $0.50 per share. Further, subsequent to year end, we commenced a unit financing at $0.50 per unit, which adjusted down the exercise price of 18,532,500 warrants to $0.50.  Future material issuances of our securities may reduce earnings per share and dilute the percentage ownership of existing stockholders, which could harm the market price and value of our securities. In addition, future equity financings below the exercise price of a majority of our outstanding warrants will require a downward adjustment of such warrants to the level of the equity financing.

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

Our officers and directors are collectively the beneficial owners of approximately 39% of the outstanding shares of our common stock.  As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Our articles of incorporation, employment agreements and bylaws contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. Further, each of our executive employment agreements contain “change in control” provisions, which may discourage a third party acquisition of us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our approximate 6,000 sq.ft. principal executive office, training center and warehouse located at 7432 East Tierra Buena Lane, Suite 102, Scottsdale, AZ  85260. We have leased the space with rent of approximately $6,100 per month, which expires on October 31, 2017.  We do not believe that additional office space will be required, until our business plan is more fully implemented.

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

Our common stock has traded infrequently on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter since the common stock began trading. Therefore, the following table lists the available quotations for the high and low closing prices for fiscal 2014 and 2013 obtained through Yahoo! Finance.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2014		2013
	High	Low	High	Low
1st Quarter	$0.80	$0.40	$0.55	$0.28
2nd Quarter	$0.55	$0.45	$0.46	$0.30
3rd Quarter	$0.85	$0.44	$0.45	$0.28
4th Quarter	$0.65	$0.37	$0.75	$0.33

On March 20, 2015, the closing price of shares of common stock of the Company was $0.44.  However, the Company considers its common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

As of December 31, 2014, there were approximately 191 holders of record of our Common Stock and 41,416,113 shares outstanding, which does not include 1,127,859 shares authorized but unissued.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In October 2014, a Debenture holder converted $25,000 of the principal amount of its debenture into 50,000 shares of common stock.  The shares were issued in November 2014.  As a result of the conversion, the holder’s currently issued warrants automatically increased by an additional 25,000 warrants.

In November 2014, in connection with the conversion of a $50,000 debenture to 100,000 shares common stock, we authorized the issuance of 362 restricted shares of common stock for interest associated with the principal amount of the debentures being converted.  The shares were issued in December 2014.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 50,000 warrants.

On November 6, 2014, in connection with the conversion of a $100,000 debenture to 200,000 shares common stock, we authorized the issuance of 7,145 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 100,000 warrants.

On November 13, 2014, 12,000 shares of common stock became issuable to an employee.  These shares were issued in November of 2014.

Effective December 31, 2014, 200,000 shares of common stock became issuable to our CEO/President (C. Stephen Cochennet), 60,000 shares of common stock became issuable to the Chief Operating Officer of G8 (Paul Hughes), 45,000 shares of common stock became issuable to the Vice President of Customer Support of G8 (Jose Rojas), 45,000 shares of common stock became issuable to the Lead Engineer of G8 (Jody Brill),  5,000 shares of common stock became issuable to the Vice President of Finance of G8 (Willard Grove), and 5,000 shares of common stock became issuable to the Vice President of Sales of G8 (Gary Kuty) pursuant to their respective employment agreements and achievements of milestones during the year ended December 31, 2014. These shares were authorized and issued in February of 2015.

Effective December 31, 2014, 2,859 shares of common stock became issuable to five sales directors.  These shares were authorized and issued in February of 2015.

Effective December 31, 2014, 60,000 shares of common stock each became issuable to five of our six non-employee directors and 35,000 shares to the sixth director for a partial year (335,000 shares total) for their services as directors. These shares were authorized and issued in March of 2015.

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

Subsequent Issuances After Year-End

On January 10, 2015, we received $5,000 from one of our directors, Jim Nolton (20,000 warrants), and $6,250 from an executive of G8, Jose Rojas (25,000 warrants), for the exercise of warrants to purchase 45,000 shares of common stock. These shares were issued in February 2015.

On January 10, 2015, we received $11,250 from one accredited investor and current stockholder for the exercise of warrants to purchase 45,000 shares of common stock. These shares were issued in February 2015.

Subsequent to year-end through March 10, 2015, we sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock and one Class D five-year warrant to purchase one share of common stock for $0.50 per share.

As a result of the $0.50 unit offering, we were required to adjust the exercise price on all of our Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.

On March 1, 2015, we extended a consulting agreement, which required us to issue the consultant 150,000 shares of our common stock as partial payment for fees due under the agreement. As of the date of this report the shares have not been issued.

On March 13, 2015, we authorized the issuance of 220,826 shares of restricted common stock for interest due under the debentures as of March 1, 2015.

In March of 2015, we received $6,250 from one accredited investor and current stockholder for the exercise of warrants to purchase 25,000 shares of common stock. As of the date of this report the shares have not been issued.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We were incorporated in Nevada on June 8, 2009 as Guardian 6 Corporation.  In August of 2009, we changed our name to Guardian 8 Corporation and effective November 30, 2010 we merged with Global Risk Management & Investigative Solutions (“Global Risk”), a public company, with its common stock registered with the United States Securities and Exchange Commission.  Post-merger, Global Risk changed its name to Guardian 8 Holdings.

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

For the years ended December 31, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013, as product revenues became sustainable, the Company transitioned from reporting as a development stage entity to an operating entity.  As a result, the financial statements included in this report have been presented accordingly.

Since inception, our engineers and executives have focused on developing and patenting our first commercial product, (the Guardian 8 Pro V2), formalizing marketing and manufacturing strategies, and building customer distribution channels within the private security market.  In 2014, the Company also began the development of its strategic plan for a new consumer version of the product for retail distribution, and expensed $314,000 for these development efforts.  This included contracting of an experienced consumer product design firm who conducted focus groups to ascertain the form, and feature sets most desirable in a consumer product targeting the personal security space.

During the year ended December 31, 2013, the Company received its first production units assembled by its contract manufacturer and shipped initial revenue totaling $43,619.  Revenue grew in 2014 to $71,825, as the sales organization began seeding the market with additional test and evaluation units, and initiating smaller pilot programs.  Revenue for these periods included $3,850 and $1,650 for the sale of one-year extended warranties on the units sold, in 2014 and 2013, respectively. The Company deferred extended warranty revenue, and is recognizing it over the twelve months covered by the warranty period.

In 2014, key personnel were hired in the areas of sales, finance and operations.  These hires include vice president of sales, six sales directors, a marketing manager and vice president of finance.  In early 2015, we augmented this team by adding support roles in both the sales and marketing departments.

In the second quarter of 2014, the Company borrowed $7,000,000 of debt, in the form of senior secured convertible debentures, which mature in November of 2015. The debentures require significant interest payments commencing on March 1, 2015, some of which have been deferred until May 1, 2015. If the Company does not raise adequate equity or debt capital within the second quarter of 2015, it will likely default on the interest payments due under the terms of the debenture, which may force the Company to cease operations until such time as adequate capital can be secured.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance will be recorded as deferred revenue.   Extended warranties will be recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $71,825 and $43,619 in revenues for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the years ended December 31, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2014 and 2013, there were cash equivalents of $491,988 and $305,649 respectively.

Inventory

During the year ended December 31, 2014, the Company accepted the delivery of 10,135 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase order, and release of 10,000 production units.  The terms for the purchase agreement required 50% prepayment at the time of order, and the remaining 50% to be paid prior to shipment to the United States.  In addition, as of December 31, 2014, the Company had prepaid its contract manufacturer $22,674 toward the purchase of these units, and had 224 units that were in transit as of December 31, 2014, and were subsequently received.  We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there are no inventories considered obsolete.

Accounts receivable

Accounts Receivable are carried on a gross basis less allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  We review these policies on a quarterly basis and based on these reviews, we believe we maintain adequate reserves.  At December 31, 2014 and 2013 the allowance for doubtful accounts was $4,978 and 952, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development costs are included in other general and administrative expenses of totaling $489,533 and $794,663 for the years ended December 31, 2014 and 2013 respectively. The Company intends to continue investing in the development of future products, including a new consumer product anticipated for market launch in 2016.

Property and equipment

Property and equipment are stated at cost.  Major improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of respective assets, are expensed.

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling	10 years
Equipment	2 to 5 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Recent Developments

During late 2012, and early 2013, we transitioned our first product, the Pro V2, from limited prototype runs into full- scale assembly operations with our contract manufacturer outside of the United States.  This resulted in the first revenue orders being shipped in the late June of 2013, and an increased volume of inventory held in our facility as of December 31, 2013 and 2014.

In 2012, we appointed Kathleen Hanrahan, a current member of our board of directors, to serve as our interim chief financial officer until the Company was able to hire a suitable full time replacement. Ms. Hanrahan has extended the term of her agreement through November of 2015. In November of 2014, Willard Grove was hired as the Company’s Vice President of Finance.  Mr. Grove has been working closely with Ms. Hanrahan since that date, and is expected to assume the role of Chief Financial Officer in the second quarter of 2015.

During the year ended December 31, 2013, we sold 5,173,750 shares of common stock for $2,069,500, less private placement fees of $312,515.  We also issued 1,143,700 shares of common stock for compensation in the amount of $556,032, 1,039,819 shares of common stock in exchange for services in the amount of $421,016, 360,000 shares of common stock in exchange for director fees totaling $219,960 and had warrants to purchase 312,500 shares of common stock converted through the payment of $51,875 in cash, and a reduction of $35,000 in a related party note payable.

During the year ended December 31, 2013, our CEO/president, C. Stephen Cochennet, along with two directors exchanged existing term notes along with accrued interest totaling $648,933 to three new unsecured notes, bearing interest at a rate of 12% per annum, which include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

We issued four additional notes payable to related parties, including our CEO, during the month of September 2013, totaling $375,000.  These notes were unsecured, carried interest at a rate of 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note, exercisable at $0.40 per share.

Also during the year ended December 31, 2013, we issued a note payable to a non-related party in the amount of $100,000.  This note is unsecured, bears interest at a rate of 12% per annum, and includes a three-year warrant for 100,000 shares of common stock, exercisable at $0.40 per share.

The warrants issued with the notes payable during 2013 were valued using the Black-Scholes-Merton option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $296,524.  The loan costs are being amortized over the life of the notes, which expired on July 31, 2014.  The balance in prepaid loan costs was $143,302 as of December 31, 2013.  These prepaid loan costs have been fully amortized as of December 31, 2014.

All of the notes payable issued in 2013, and early 2014 were paid in full when the Company sold $7.0 million of convertible senior secured debentures.

In May of 2013, we entered into a service agreement with Zacks Investment Research, Inc. for the distribution of the Zacks Small Cap Research Report and the use of Zacks Advanced Targeting Software, whereby Zacks has licensed us to use the web based software targeting programs owned by Zacks. We agreed to pay Zacks a fee of $18,000 over the twelve month term of the service agreement. Zacks Advanced Targeting Software is used for targeting Institutional Investors / Buy & Sell Side Contact Directories and accessing shareholder data and peer group holdings analysis.  The agreement was extended for twelve months, through April 2015, for an additional $18,000.

In the second quarter of 2014, we issued $7,000,000 of convertible senior secured debentures. These debentures are due on November 30, 2015 bear interest at a rate of 8%, and include one five-year warrant, with a strike price of $0.60 per share, with the warrant automatically doubling upon conversion. As part of the issuing these debentures, the Company incurred loan costs of $809,939 and a discount of $1,872,201. The loan costs and discount are being amortized over an 18-month period ending on November 30, 2015. The following sets forth the material terms of the Convertible Senior Secured Debentures:

		1st Closing	2nd Closing

1.	Date of issuance	May 27, 2014	June 2, 2014

2.	Gross amount of debentures	$5,250,000	$1,750,000

3.	Net cash received:
	Gross amount of debentures	$5,250,000	$1,750,000
	Less
	Repay Cornerstone bank loan and interest	(901,510)	-
	Conversion of short-term debt	0	(195,000)
	Commissions and fees	(439,979)	(113,715)
	Attorney fees	(55,000)	(5,370)
	Other fees	(5,000)	(5,000)
	Amount held in escrow by third party	(7,000)	-
	Net cash received	$3,841,511	$1,430,915

4.	Term	18 Months Due November 30, 2015

5.	Interest rate	8% from May 27, 2014	8% from June 2, 2014

6.	Interest payment dates	Quarterly Beginning March 1, 2015

7.	Class C warrants to debenture holders:
	Number issued	5,250,000	1,750,000
	Price per share	$0.60
	Term	5 years
	See condition number 2

8.	Warrants to placement agents
	Number issued	420,000	140,000
	Price per share	$0.50
	Term	5 years

9.	Number of investors	10	17

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

Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  We agreed to use our reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company is obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.

3. Events of Default.

·	Failure of us to timely file the registration statements and have same declared effectively by the SEC within the time periods set forth in the Agreement;

·	The suspension of the company’s common stock from the OTC:QB for five consecutive days or for more than an aggregate of ten days in 365 days;

·	Failure to pay principal and interest when due;

·	An uncured breach of any material covenant, term or condition in any of the Debentures or related agreements;

·	A breach of any material representation or warranty made in any of the Debentures or related agreements: and

·	Any form of bankruptcy or insolvency proceeding is instituted against the companies.

4. Valuation of Warrants

The warrants issued with the debentures were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $1,404,155 for the first closing and $468,052 for the second closing. A discount on the debenture was recorded in the same amount and is being amortized into interest expense over the eighteen month life of the debenture using the interest method.

As of December 31, 2014, $751,698 was amortized into interest expense and the remaining discounts were $1,120,509.

5. Debenture balances as of December 31, 2014

	1st Closing	2nd Closing	Total

Gross debentures	$5,150,000	$1,675,000	$6,825,000
Less discount	844,613	275,896	1,120,509

Net Debentures	$4,305,387	$1,399,104	$5,704,491

During the year ended December 31, 2014, revenue increased over the prior period.  This increase was the result of a full year of sales activity, compared to six months of sales in 2013, added pilot programs with industry leaders in the Security market, and the Company’s efforts to establish distributors in newly defined territories.  These test and evaluation units were not recognized as revenue, but will be recorded as payment is received, or a purchase order documenting collectability is obtained.

During 2014, we entered into agreements with our directors, key employees, and consultants as we increased our executive and support staff.  Under the terms of these agreements our directors, employees and consultants receive vested shares either at set times, or upon completion of established performance milestones covered.  For the year ended December 31, 2014, 2,056,194 common shares vested per these contracts, for a total expense of $978,616.  This includes 1,127,859 shares that were owed under these same contracts but were not issued as of December 31, 2014.

Our board of directors authorized the filing of a registration statement on Form S-1 to register 100% of the shares held by stockholders of record as of August 8, 2014.  The registration statement was filed on August 29, 2014 and became effective on October 30, 2014.  74,503,234 shares were registered.  This is intended to make it easier and more efficient for our stockholders to trade our shares and brokerage firms to accept the shares for deposit. In addition, the debenture documents required the registration of the shares of common stock underlying conversion of the debentures and warrants issued therewith.

On January 26, 2015, a Research Report (the “Report”) prepared by Steven Ralston, CFA (the “Analyst”) of Zacks Small-Cap Research, was published. We assisted the Analyst in gathering information for the Report, however, the understanding between us and the Analyst calls for the Analyst to maintain full discretion to report his own opinion about our investment prospects and its desirability for both individual and institutional investors.

Results of Operations for Guardian 8 Corporation for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase/ (Decrease)

Revenues	$71,825	$43,619 *	$28,206
Cost of sales	54,533	41,102	13,431
Gross Profit	17,292	2,517	14,775
Operating Expenses	4,650,123	3,491,577	1,158,546

Net (loss) from operations	(4,632,813)	(3,489,060)	(1,143,771)
Interest expense, net of interest income	(1,874,588)	(136,104)	(1,738,484)

Net (loss)	$(6,507,419)	$(3,625,164)	$(2,882,255)

Net (loss) per share	$(0.16)	$(0.11)	$(0.05)
Weighted average shares outstanding	40,993,036	34,015,898
*	2013 Revenue began shipping in June, or for a total of seven months compared with twelve months for the fiscal year ending December 31, 2014.

During the years ended December 31, 2014 and 2013, we shipped Pro V2 devices and accessories generating revenue of $71,825 and $43,619, respectively.  Cost of sales during the years ended December 31, 2014 and 2013 were $54,533 and $41,102, respectively.

We generated net losses of $6,507,419 and $3,625,164 for the years ended December 31, 2014 and 2013, respectively. Our losses include research and development costs related to our Pro V2 device of $489,533 and $794,663 for the years ended December 31, 2014 and 2013, respectively, as well as selling, general and administrative expenses of $4,160,590 and $2,696,914 for the years ended December 31, 2014 and 2013, respectively.  The increase in selling, general and administrative of $1,463,676 includes increased payroll related expenses associated with the hiring of new salaried personnel totaling $220,549, increased sales, marketing and investor relations consulting of $864,444, increased sales related travel of $130,460 and operating related expenses of $248,223.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services, as well as both convertible and non-convertible debt securities. As of December 31, 2014, our cash balance was $491,988. We have a monthly cash working capital requirement of approximately $400,000, which requires us to immediately seek additional equity or debt capital, or we run the risk of ceasing our business operations. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity offerings.

As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from our product sales.  As a result we will be required to obtain additional financing to fund operations through equity offerings.

We anticipate incurring operating losses over the majority of the next twelve months. Our operating history of generating minimal sales revenues makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies launching a new product. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for interest on the debentures and equity based financing, which will have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $489,533 and $794,663 for the years ended December 31, 2014 and 2013, respectively. We anticipate expending up to $700,000 on additional significant product research and development for our consumer device, the next program pending on our product road map.

In addition to investments in research and development expenditures, we have also retained the services of a patent attorney to assist us with the filing and protection of key utility applications, as well as future technologies to be incorporated in next generation products for the commercial security and consumer markets.  Costs associated with the filing of intellectual property have been capitalized and will be amortized over the 20-year life of the patents when issued.

Changes in the number of employees.

We have seventeen full-time employees, which include C. Stephen Cochennet (Chief Executive Officer), Paul Hughes (Chief Operations Officer), Willard Grove (Vice President of Finance), Gary Kuty (Vice President of Sales), Jose Rojas (Vice President of Customer Support), Jody Brill (lead engineer), an engineering technician, six regional sales directors, a senior marketing manager, two sales support personnel, and one administrative support person. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are currently managed by C. Stephen Cochennet, and Paul Hughes with the assistance of our board of directors. We look to Mr. Cochennet and Mr. Hughes for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, and accountants as necessary. We intend to continue hiring sales and operations employees in 2015 to facilitate marketing and sales activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

Expected purchase or sale of plant and equipment.

We anticipate minimal amounts of investments in plant and equipment during 2015.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	December 31, 2014	December 31, 2013

Current assets	$2,502,000	$832,028
Current liabilities	6,270,233	1,409,482
(Deficit)	$(3,768,233)	$(577,454)

Changes in cash flows are summarized as follows:

We had a net loss of $6,507,419 for the year ended December 31, 2014.  This loss was offset by non-cash items such as stock issued for services of $534,554, stock issued for compensation of $256,270, stock issued for director fees of $187,792, warrants issued for debenture placement fees of $185,875, depreciation and amortization of $87,297, the amortization of discount on notes payable and debentures of $889,009 and the allowance for bad debts of $4,026.  We had cash used by the increase in accounts receivable of $12,885, prepaid expenses of $198,968, the increase in inventory of $1,275,806, the increase in rent and utility deposits of $11,180 and the decrease in accounts payable and accrued expenses of $6,448.  We had cash provided due to the increase in deferred revenue of $3,125 and increase in accrued interest of $283,516.

We had cash used by investing activities of $129,810 for the year ended December 31, 2014 due to the purchase of property and equipment, as well as for patent development.

We had net cash provided by financing activities of $5,897,391 for the year ended December 31, 2014.  This included proceeds from the sale of convertible senior secured debentures of $7,000,000, loan proceeds from a line of credit of $900,000, proceeds from notes payable to related parties of $590,000, and proceeds from notes payable to unrelated parties of $25,000.  Cash flows from financing activities was offset by the repayment of $2,617,609 in notes payable which included, repayment of the line of credit of $900,000, $1,417,609 of notes payable to related parties, $125,000 of notes payable to unrelated parties, and $175,000 repayment of convertible senior secured debentures utilizing the Company’s common stock.

We had a net loss of $3,625,164 for the year ended December 31, 2013.  This included non-cash items such as stock issued for services of $421,016, stock issued for compensation of $556,032, stock issued for directors fees of $219,960, depreciation and amortization of $49,869, the amortization of discounts on notes payable of $153,222 and an increase in allowance for doubtful accounts of $952.  We had cash used by an increase in accounts receivable of $4,719, prepaid expenses of $112,302 and inventory of $183,500.  We had cash provided due to the increase in accounts payable and accrued expenses of $159,966, deferred revenue of $1,388 and by the increase in accrued interest of $40,120.

We had cash used by investing activities of $180,839 for the year ended December 31, 2013, due to the purchase of property and equipment, and the Company’s website.

We had cash provided by financing activities of $2,767,793 for the year ended December 31, 2013.  We received $1,756,985 from the sale of common stock and $51,875 from conversion of warrants.  We also received $858,933 from notes payable to related parties and $100,000 from notes payable to unrelated parties.

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

We anticipate that we will incur operating losses in the next twelve months.  Our operating history and inability to generate sufficient revenues to satisfy our working capital needs, makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets.  Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Management Responsibility for Financial Information.

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

Jonathon P. Reuben, CPA an Accountancy Corporation (12-31-14) and L.L. Bradford & Company, LLC (12-31-13) are both independent registered public accounting firms, and have been retained to audit our consolidated financial statements. Their accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee for the board of directors meets with our management and the independent registered public accounting firms to ensure that each is properly fulfilling its responsibilities. The Audit Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.

2014 Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Guardian 8 Holdings
Scottsdale AZ

We have audited the accompanying consolidated balance sheet of Guardian 8 Holdings as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian 8 Holdings as of December 31, 2014 and the consolidated results of its operations, stockholders’ equity, and cash flows for year ended December 31, 2014 in conformity accounting principles generally accepted in the United States of America.

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

/s/ Jonathon P. Reuben, CPA
Jonathon P. Reuben, CPA
Torrance, California

March 28, 2015

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

/s/ L. L. Bradford and Company, LLC
L. L. Bradford and Company, LLC
Leawood, Kansas

March 24, 2014

Guardian 8 Holdings
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$491,988	$305,649
Accounts receivable, net of allowance for doubtful accounts of $4,978 and $952 as of December 31, 2014 and 2013	12,626	3,767
Prepaid loan costs	487,271	143,302
Prepaid expenses, other	50,809	195,810
Deposits on inventory	-	138,262

Inventory	1,459,306	45,238

Total current assets	2,502,000	832,028

Fixed assets, net of accumulated depreciation of $116,863 and $41,931 as of December 31, 2014 and 2013	255,260	220,652

Website, net of accumulated amortization of $23,434 and $18,226 as of December 31, 2014 and 2013	-	5,207

Patent, net of accumulated amortization of $4,698 and $3,547 as of December 31, 2014 and 2013	29,422	16,310
Rent and utility deposits	11,180	-
Total assets	$2,797,862	$1,074,197

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$235,555	$242,003
Deferred revenue	4,513	1,388

Accrued interest
Related	14,071	39,133
Unrelated	311,603	3,025
Notes payable and debentures
Related	246,548	1,023,933
Unrelated	5,457,943	100,000
Total current liabilities	6,270,233	1,409,482

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares Authorized; issued and outstanding of 41,416,113 and 37,274,292 At December 31, 2013 and 2012, respectively	41,416	37,273
Common stock owed but not issued: 1,127,859 and 2,855,979 at December 31, 2014 and 2013, respectively	1,128	2,856
Paid in capital	9,997,061	6,629,143
Accumulated deficit	(13,511,976)	(7,004,557)
Total stockholders’ deficit	(3,472,371)	(335,285)

Total liabilities and stockholders’ deficit	$2,797,862	$1,074,197

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Consolidated Statement of Operations

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$71,825	$43,619
Cost of sales	54,533	41,102
Gross profit	17,292	2,517
Depreciation and amortization	87,297	49,869
General and administrative expenses	4,562,826	3,441,708
Total operating expenses	4,650,123	3,491,577
Loss from operations	(4,632,831)	(3,489,060)

Other (expense):
Interest Income	2,440
Interest Expense	(1,877,028)	(136,104)
	(1,874,588)	(136,104)

Loss before income tax	(6,507,419)	(3,625,164)
Provision for Income tax expense	-	-
Net loss	$(6,507,419)	$(3,625,164)

Net loss per share - basic and diluted	$(0.16)	$(0.11)

Weighted average shares outstanding - basic and diluted	40,993,036	34,015,898

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Stockholders’ Equity
 For the Years Ended December 31, 2014 and 2013

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	30,874,508	$30,874	1,225,994	1,226	$3,299,780	$(3,379,393)	$(47,513)

Common Stock previously owed	1,225,994	1,226	(1,225,994)	(1,226)	-	-	-
Common stock issued for compensation	478,400	478	665,300	665	554,889	-	556,032
Common stock issued for services	745,390	745	294,429	294	419,977	-	421,016
Common stock issued for director fees	-	-	360,000	360	219,600		219,960
Common stock sold for cash	3,700,000	3,700	1,473,750	1,474	2,064,326	-	2,069,500
Exercise of warrants	250,000	250	62,500	63	86,562	-	86,875
Discounts on notes payable	-	-	-	-	296,524	-	296,524
Private placement fees	-	-	-	-	(312,515)	-	(312,515)
Net loss for year	-	-	-	-	-	(3,625,164)	(3,625,164)
Balance, December 31, 2013	37,274,292	37,273	2,855,979	2,856	6,629,143	(7,004,557)	(335,285)

Common stock previously owed	2,855,979	2,856	(2,855,979)	(2,856)	-	-	-
Common stock issued for compensation	171,375	172	362,859	363	255,735	-	256,270
Common stock issued for services	696,960	697	430,000	430	533,427		534,554
Common stock issued for director fees	60,000	60	335,000	335	187,397	-	187,792
Conversion of debentures payable and interest into common stock	357,507	358	-	-	178,396	-	178,754
Discounts on notes payable	-	-	-	-	2,027,088	-	2,027,088
Private placement fees	-	-	-	-	185,875	-	185,875
Net loss for the year	-	-	-	-	-	(6,507,419)	(6,507,419)
Balance December 31, 2014	41,416,113	$41,416	1,127,859	$1,128	$9,997,061	$(13,511,976)	$(3,472,371)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Cash Flows

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,507,419)	$(3,625,164)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued for services	534,554	421,016
Stock issued for compensation	256,270	556,032
Stock issued for director fees	187,792	219,960
Warrants issued for debenture placement fees	185,875	-
Depreciation and amortization	87,297	49,869
Amortization of discount on notes payable	154,881	153,222
Amortization of discount on debentures	734,128	-
Allowance for doubtful accounts	4,026	952
Change in operating assets and liabilities:
Accounts receivable	(12,885)	(4,719)
Prepaid expenses	(198,968)	(112,302)
Inventory	(1,275,806)	(183,500)
Rent and utility deposits	(11,180)	-
Accounts payable and accrued expenses	(6,448)	159,966
Deferred revenue	3,125	1,388
Accrued interest	283,516	40,120
Cash flows from operating activities	(5,581,242)	(2,323,160)
Cash flows used in investing activities:
Purchase of property and equipment	(115,547)	(180,839)
Investment in patent	(14,263)	-
Cash flows from investing activities	(129,810)	(180,839)
Cash flows used in financing activities:
Proceeds from common stock sales, net of private placement fees	-	1,756,985
Proceeds from warrant exercises	-	51,875
Proceeds from notes payable, related parties	590,000	858,933
Proceeds from notes payable, unrelated party	25,000	100,000
Proceeds from bank line of credit	900,000	-
Proceeds from convertible senior secured debentures, related parties	295,000	-
Proceeds from convertible senior secured debentures, unrelated parties	6,705,000	-
Repayment of notes payable, related parties	(1,417,609)	-
Repayment of notes payable, unrelated parties	(125,000)	-
Repayment of bank line of credit	(900,000)	-
Repayment of convertible senior secured debentures, unrelated parties with common stock	(175,000)	-
Cash flows from financing activities	5,897,391	2,767,793

Net increase in cash and cash equivalents	186,339	263,794
Cash and cash equivalents, beginning of period	305,649	41,855

Cash and cash equivalents, end of period	$491,988	$305,649

Supplemental cash flow information:
Interest paid	$99,457	$-
Income taxes paid	$-	$-
Stock issued for services	$534,554	$421,016
Number of shares issued for services	1,126,960	1,039,819
Stock issued for compensation	$256,270	$556,032
Number of shares issued for compensation	534,234	1,143,700
Stock issued for director fees	$187,792	219,960
Number of shares issued for director fees	395,000	360,000
Warrants issued for placement fees	$185,875	-
Number of warrants issued for placement fees	560,000	-
Exercise of warrants with a reduction in a note payable	$-	$35,000
Number of shares issued for a warrant exercise with a reduction of a note payable	-	100,000

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

Principles of consolidation

For the years ended December 31, 2014 and 2013, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Concentration of Supplier Risk

The Company is dependent on a single source manufacturer from Taiwan for its Pro V2 device. If the manufacturer became unable to manufacture this device for the Company in a timely manner and it were unable to find alternative vendors, the Company’s business, operating results and financial condition could be adversely affected.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2014 and 2013, there were cash equivalents of $491,988 and $305,649 respectively.

Revenue recognition

It is the Company’s policy that revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the years ended December 31, 2014 and 2013 were $71,825 and $43,619, respectively.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to add an upgrade for an additional one-year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  Sales of warranties during the years ended December 31, 2014 and 2013 were $3,850 and $1,650, respectively.  The Company recorded $4,513 and $1,388 as deferred revenue for the years ended December 31, 2014 and 2013, respectively.

The Company has established a warranty reserve to allow for units that may be returned under the 90 day limited warranty.  This reserve is computed using the most recent unit cost, multiplied by a percentage of the total number of units shipped in the preceding 12 month period.   As of December 31, 2014, warranty expense, included as cost of sales, totaled $8,514 and $0 for the years ended December 31, 2014 and 2013, respectively.

Inventory

During the year ended December 31, 2014, the Company accepted the delivery of 10,135 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase order, and release of 10,000 production units.  The terms for the purchase agreement required 50% prepayment at the time of order, and the remaining 50% to be paid prior to shipment to the United States.  In addition, as of December 31, 2014, the Company had prepaid its contract manufacturer $22,674 toward the purchase of these units, and had 224 units that were in transit as of December 31, 2014, and were subsequently received.  We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there are no inventories considered obsolete.

Accounts receivable

Accounts receivable are customers outstanding balances carried on a gross basis less allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  We review these policies on a quarterly basis and based on these reviews, we believe we maintain adequate reserves.  At December 31, 2014 and 2013 the allowance for doubtful accounts was $4,978 and 952, respectively. Interest is not accrued on overdue accounts receivable.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research & development expenses included in general and administrative expenses totaling $489,533 and $794,663 for the years ended December 31, 2014 and 2013 respectively.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to officer’s compensation and consulting services.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standard Codification Topic 505-50, Equity-Based Payments to Non-Employees. This topic defines a fair-value-based method of accounting for stock-based compensation. In accordance with the Topic, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

The Company depreciates its property and equipment for the financial reporting purposes using the straight-line method based on the following useful lives of the assets:

Tooling	10 years
Equipment	2-5 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 13 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets for the years ended December 31, 2014 and 2013.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended December 31, 2014 and 2013, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 21,611,623 from warrants. Potential common shares as of December 31, 2013 that have been excluded from the computation of net loss per share amounted to 13,376,623 from warrants.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2014, the Company has an accumulated deficit of $13,511,976, and the Company’s current liabilities exceed current assets by $3,768,233.

The Company’s activities since inception have been financially sustained by issuance of common stock and related party and unrelated party loans. The Company intends to raise additional funding in 2015 to continue its operations through contributions from the current shareholders, stock issuance to other investors and through bank financing.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes-Merton option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $296,524.  The loan costs were amortized over the life of the notes, which expired on April 30, 2014.  The balance in prepaid loan costs was $143,302 as of December 31, 2013 and $0 as of December 31, 2014.

During the three months ended March 31, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes-Merton option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881.  As of December 31, 2014, the loan costs were fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of December 31, 2014, the balance on these loan costs was $382,305.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of December 31, 2014, the balance on these loan costs was $104,966.

Note 4 – Property and equipment

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
Equipment	$96,379	$96,379
Tooling	127,436	127,436
Computer equipment	42,272	11,292
Warehouse equipment	11,649	-
Leasehold improvements	60,459	6,007
Furniture and fixtures	33,928	21,469
	372,123	262,583
Less accumulated depreciation	116,863	41,931
	$255,260	$220,652

As of December 31, 2014, all tooling was complete and placed into service.

Note 5 – Deposit on Inventory

As of December 31, 2013, the Company had paid $138,262 for deposits on inventory of its finished personal security devices.  As of December 31, 2014, inventory valued at $22,674 was in transit from the manufacturer and there were no other deposits for inventory.

Note 6 – Bank line of credit

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The line matured on January 16, 2015, and provided for an aggregate of up to $700,000, which was increased to $900,000 on April 28, 2014. The agreement was secured by inventory, work in process, accounts receivable, a letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings carried interest at 6% per annum, with monthly interest payments to be paid by the Company.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  As of December 31, 2014, the bank line of credit was fully paid.

Note 7 – Notes payable

On November 13, 2012, the Company issued a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at a rate of 12% and was due on September 1, 2013.

On December 10, 2012, the Company issued a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and was due on September 1, 2013.

On December 28, 2012, the Company issued a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at a rate of 12% and was due on September 1, 2013.

On January 24, 2013, the Company issued a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company issued a note payable from the CEO and president of the Company in the amount of $100,000.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 6, 2013, the Company issued $50,000 from a director of the Company in the form of an unsecured promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On March 26, 2013, the Company issued $50,000 from a director of the Company in the form of an unsecured promissory note.  The note is unsecured, bears interest at 12% per annum and was payable on September 1, 2013.

On August 12, 2013, the Company issued a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On August 26, 2013, the Company issued a note payable from the CEO and president of the Company in the amount of $150,000.  The note is unsecured, bears interest at 12% per annum and was payable on November 30, 2013.

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes matured on April 30, 2014, bear interest at 12% per annum, and include a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.  As of December 31, 2014 these notes were paid.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
Total			$648,933

On September 1, 2013 the Company issued a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note is unsecured, bears interest at 12% per annum, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

On September 18, 2013, the Company issued a note payable from the CEO and president of the Company in the amount of $50,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.

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

On September 30, 2013, the Company issued a note payable in the amount of $100,000.  The note is unsecured, bears interest at 12%, is payable on April 30, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.   The warrants are exercisable at $0.40 per share.

As of December 31, 2013, the Company had notes payable of $1,123,933 and accrued interest of $42,158.   All amounts are due within the next year.  The Company also recognized $296,524 of expense associated with the convertible features of the notes payable issued during the year ended December 31, 2013.

Total interest expense on notes payable was $136,104 for the year ended December 31, 2013.

The following summarizes the outstanding unsecured notes payable as of December 31, 2013:

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	April 30, 2014	$543,300
September 1, 2013	12.0%	April 30, 2014	52,983
September 1, 2013	12.0%	April 30, 2014	52,650
September 1, 2013	12.0%	April 30, 2014	45,000
September 18, 2013	12.0%	April 30, 2014	50,000
September 19, 2013	12.0%	April 30, 2014	30,000
September 19, 2013	12.0%	April 30, 2014	250,000
September 30, 2013	12.0%	April 30, 2014	100,000
Total			$1,123,933

These notes payable were paid with proceeds from the sale of debentures in June, 2014.

On February 12, 2014, the Company issued a note payable in the amount of $50,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of December 31, 2014.

On February 24, 2014, the Company issued a note payable in the amount of $25,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of December 31, 2014.

On February 24, 2014, the Company issued a note payable in the amount of $400,000 from a related party.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of December 31, 2014.

On February 24, 2014, the Company issued a note payable in the amount of $25,000 from an unaffiliated company.  The note was unsecured, bearing interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants were exercisable at $0.50 per share.  The note and related accrued interest were paid off as of December 31, 2014.

On April 18, 2014, the Company issued a note payable in the amount of $90,000 from related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off as of December 31, 2014.

On May 9, 2014, the Company issued a note payable in the amount of $25,000 from related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off as of December 31, 2014.

Note 8 – Convertible Senior Secured Debentures

The Company issued the following convertible Senior Secured Debentures:

	1 Closing	2nd Closing
1. Date of issuance	May 27, 2014	June 2, 2014

2. Gross amount of debentures	$5,250,000	$1,750,000

3. Term	18 Months	18 Months
	Due November 30, 2015	Due November 30, 2015

4. Interest rate	8%	8%
	from May 27, 2014	from June 2, 2014

	1st Closing	2nd Closing
5. Class C warrants to debenture holders:

Number issued	5,250,000	1,750,000
Strike price per share	$0.60	$0.60
Term	5 years	5 years

6.      Conversion Rights.  The debentures may be converted by each buyer commencing on the 91st day following closing and through maturity, either in whole or in part, up to the full principal amount and accrued interest thereunder into shares of common stock at $0.50 per share.

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

8. Registration Rights. The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  We agreed to use reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company would have been obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement has not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.  On October 29, 2014 the Company’s registration statement was declared effective.

9.   Valuation of Warrants.  The warrants issued with the debentures were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $1,404,155 for the first closing and $468,052 for the second closing. The assumptions used in the pricing model were:  term 5 years, risk free interest rate 1.56% - 1.60%, volatility 116.50% - 116.74%, trading price $0.45 - $0.50, and exercise price $0.60.  A $1,872,207 discount on the debenture was recorded and is being amortized into interest expense over the eighteen-month life of the debenture using the interest method.

As of December 31, 2014, $751,698 was amortized into interest expense and the remaining discounts were $1,120,509.  $295,000 of the debentures were to related parties.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  During the year ended December 31, 2014, we incurred $14,263 attorney fees for the filings, drawings, and research.  As of February 2015 two utility patents have been allowed.  We anticipate approval within a few months.  These costs have been capitalized and will be amortized over the remaining life of the original patents starting when the patents are approved. Amortization of patents over the next five years is as follows:

2015	$2,100
2016	2,100
2017	2,100
2018	2,100
2019	2,100
Thereafter	18,922
$29,422

Note 10 – Stockholders’ equity

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

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of December 31, 2014.

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

On August 1, 2014 the Company authorized and recognized the expense for the issuance of 9,375 shares of common stock, valued at $4,125 to an employee.  These shares were issued in the fourth quarter of 2014.

On September 8, 2014 the Company authorized and recognized the expense for the issuance of 26,230 shares of common stock, valued at $16,000 to a consultant.  These shares were issued in the fourth quarter of 2014.

On September 30, 2014, the Company authorized and recognized the expense for the issuance of 105,000 shares of common stock, valued at $58,800 to its interim CFO per her new employment contract (See Note 15).  These shares were issued in the fourth quarter of 2014.

On October 8, 2014 the Company authorized and recognized the expense for the issuance of 26,667 shares of common stock, valued at $16,000 to a consultant.  These shares were issued in the fourth quarter of 2014.

On November 8, 2014 the Company authorized and recognized the expense for the issuance of 36,774 shares of common stock, valued at $16,000 to a consultant.  These shares were issued in the fourth quarter of 2014.

On November 13, 2014 the Company authorized and recognized the expense for the issuance of 12,000 shares of common stock, valued at $5,100 to an employee.  These shares were issued in the fourth quarter of 2014.

During the fourth quarter of 2014, by request from debenture owners that their debentures be converted, the Company issued 350,000 shares pursuant to the terms of the debenture agreements.  The shares valued at $175,000 were issued as of December 31, 2014.  In addition, 7,507 shares valued at $3,754 were issued for accrued interest through the date of conversion.

On December 31, 2014, the Company authorized 335,000 shares of its common stock to six non-employee directors for director fees.  The services were valued at $157,192.  These shares were owed but not issued as of December 31, 2014 and were subsequently issued in February 2015.

On December 31, 2014, the Company authorized 200,000 shares of its common stock to its CEO as a bonus for services performed for the Corporation.  These shares were valued at $94,000.  These shares were owed but not issued as of December 31, 2014 and were subsequently issued in February 2015.

On December 31, 2014, the Company authorized and recognized the expense for the issuance of 105,000 shares of common stock, valued at $49,350 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were owed but not issued as of December 31, 2014 and were subsequently issued in February 2015.

Effective December 31, 2014, 162,859 shares of common stock became issuable to members of the Company’s executive and sales teams for their efforts during the fiscal year. The expense associated with these grants totaled $76,544.

In the year ended December 31, 2014, the Company corrected an error in a warrant exercise by decreasing 5,000 shares that were unissued.

As of December 31, 2014, there were 41,416,113 common shares issued and outstanding, 1,127,859 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of December 31, 2014 and 2013 there are no outstanding options.

Warrants

On January 1, 2013, there were 1,432,500 warrants outstanding.

During the year ended December 31, 2013, 307,500 warrants were exercised at a strike price of $0.25 per warrant. During the year ended December 31, 2013, the Company issued 10,347,500 warrants to purchase common stock relating to the sale of units as noted in Note 10.  All warrants have a term between three and five years and a strike price ranging from $0.55 to $0.75. In connection with the sale of units the Company issued warrants as private placement fees.  The amount of warrants issued was 744,190 later reduced by 30,000 warrants for a total amount issued of 714,190.  These warrants have an exercise price of $.40 per share and have a term of 10 years.  Also upon conversion of any of the warrants relating to the sale of the units the Company is required to issue additional warrants as part of the fee agreement.

During the year ended December 31, 2013, 30,000 warrants previously committed to the Company’s investment banking firm were cancelled.

In connection with the notes payable the Company issued 1,123,933 warrants.  The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 3 years, Stock Price at the date of the grant $0.37, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 0.32%.  The value of $284,914 was recorded as a prepaid loan fee and is being amortized over the life of the loan.

During the year ended December 31, 2013, the Company issued 66,000 warrants for consulting services. The value of the warrants was determined using the Black Scholes model with the following weighted average assumptions; Term 5 years, Stock Price at the date of the grant $0.33, Strike Price $0.40, Volatility 121%, Dividend $0, Risk Free Interest Rate 1.46%.  The value of $11,610 has been recorded as a prepaid asset and is being amortized over the life of the consulting agreement.

On January 1, 2014, there were 13,376,623 warrants outstanding.

In connection with notes payable entered into in the first half of 2014, the Company issued 500,000 warrants. The value of the warrants was determined using the Black Scholes.  The prepaid loan fee of $154,881 was amortized over the life of the loans.  As of December 31, 2014 the prepaid loan fee has been fully amortized.

In connection with the convertible senior secured debentures, the Company issued 7,000,000 warrants during the year ended December 31, 2014.  The value of the warrants was determined using the Black Scholes.  Discounts on the debentures in the amount of $1,872,207 and prepaid loan fees in the amount of $809,939 were recorded and are being amortized over the life of the loan.  As of December 31, 2014, the balance remaining in discounts was $1,120,509 and the balance remaining in prepaid loan fees was $487,271.

The Company issued 560,000 warrants to the placement agents representing the Company in conjunction with the debenture transaction.  The warrants have an exercise price of $0.50, and have a 5 year expiration period.  The value of $185,875 was recorded as prepaid loan costs and are being amortized over eighteen months.

The company issued 175,000 warrants during the year ended December 31, 2014 associated with the conversion of debentures into common shares.  The conversion of each $1.00 debenture value results in the issue of two shares of common stock and one warrant.

A summary of warrants as of December 31, 2014 and 2013 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2013	-	$-	1,432,500	$0.53
Granted	-	-	12,281,623	0.61
Cancelled	-	-	(30,000)	0.40
Exercised	-	-	(307,500)	0.25
Outstanding 12/31/2013	-	$-	13,376,623	$0.61
Granted	-	-	8,235,000	0.59
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 12/31/2014	-	$-	21,611,623	$0.60

Note 12 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease ran from January of 2012 to March of 2014 at a rate of $1,907 per month.

On July 1, 2014, the Company entered into a forty-month office lease agreement for a lease period beginning October 1, 2014 and ending on October 31, 2017.  The lease requires monthly payments of $5,988.  Future minimum lease payments are $71,856 for the year ending December 31, 2015 and 2016.  Future minimum lease payments are $59,880 for December 31, 2017.  Total future minimum lease payments are $203,592. Future minimum lease payments are as follows:

2015	$71,856
2016	71,856
2017	59,880
Thereafter	-
$203,592

Rent expense was $46,147 and $26,260 for the years ended December 31, 2014 and 2013, respectively.

We negotiated access to the new office space for three months prior to the start of lease payments to accommodate our move.  We accounted for the three months free as deferred rent.  The balance in deferred rent as of December 31, 2014 was $15,270.

During the years ended December 31, 2012 and 2011, the Company issued notes payable to related parties.  The maturity dates for these notes were extended during the year ended December 31, 2013.  See Note 7 for further details.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value
Notes Payable	-	$1,123,900	-	$1,123,900

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Debentures Payable	-	$5,704,491	-	$5,704,491

Note 14 – Income Taxes

The Company’s operations for the years ended December 31, 2014 and 2013 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

The provision for income taxes for the years ended December 31, 2014 and 2013 consists of the following:

	12-31-2014	12-31-2013
Current tax	$-	$-
Benefits of deferred tax assets	2,212,522	1,232,556
Change in valuation allowance	(2,212,522)	(1,232,556)
Provision for income tax expense	$-	$-

As of December 31, 2014 the Company has net operating loss carry-forwards of approximately $11,085,000 that will expire in the years 2029-2034.  These operating loss carry-forwards may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.  For the years ended December 31, 2014 and 2013 the effective tax rate was 0% resulting from a 34% valuation allowance rate offsetting the statutory rate of 34%.

Below is a summary of deferred tax asset calculations as of December 31, 2014 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$11,085,000	$3,768,500
Research credit		70,000
Valuation allowance		(3,838,500)
Deferred tax asset		$-

Below is a summary of deferred tax asset calculations as of December 31, 2013 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$5,083,567	$1,728,413
Research credit		41,767
Valuation allowance		(1,770,180)
Deferred tax asset		$-

Management does not believe that it has taken a position in its tax return that creates a more likely than not potential for future liability under the guidance of FIN 48.  The Company has no interest or penalties for the years ended December 31, 2014 and 2013 but the policy would be to record any of these items as a separate component of general and administrative expense.  The Company files income tax returns in the US Federal jurisdiction and various state jurisdictions   The Company is no longer subject for any Federal or state examinations for years beginning prior to January 1, 2010.  The Company is not under any current income tax examinations.

Note 15 – Employment Contracts

During the year ended December 31, 2012, the Company entered into an amended and restated three-year employment contract with its Chief Operating Officer.  The agreement continues through September 30, 2015.  If the Company meets various goals and criteria during those three years, which have been set forth in the agreement, they will issue a prescribed amount of shares of its common stock to the Chief Operating Officer.  The Company reserved 650,000 shares of its common stock as required by the agreement.  As of December 31, 2014, in accordance with the terms of the agreement, the employee vested 335,000 shares of restricted stock for achieving milestones as set forth in the employment agreement and 112,500 shares remain reserved.

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  The agreement continues through September 30, 2015.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support, all of which are prescribed in the agreement.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of December 31, 2014, in accordance with the terms of the agreement, the employee vested 136,200 shares of restricted stock for achieving milestones as set forth in the employment agreement and 72,000 shares remain reserved.

On March 4, 2013, the Company entered into an employment agreement with its CEO/president.  The CEO/president has the ability to earn shares of common stock over the term of the agreement, which runs through March 31, 2014.  The Company reserved 750,000 shares of its common stock as required by the agreement.  Per the agreement, the Company issued 150,000 common shares on the last day of every fiscal quarter as compensation through that period.  As of December 31, 2014, all 750,000 common shares had vested.  In addition, the Chief Executive Officer and President shall earn an initial base salary of $250,000, which began on January 1, 2013.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of December 31, 2013, 312,000 shares had vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began to accrue on January 1, 2013 and will continue to accrue until the Company completes certain requirements per the agreement.  On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the potential term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock, based upon the actual number of months served.  As of December 31, 2014, 515,000 shares have vested, leaving 420,000 shares reserved as of December 31, 2014.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

On March 11, 2014, the Company entered into an employment agreement with its Lead Engineer.  The Lead Engineer has the ability to earn shares of common stock over the term of the agreement, which runs through March 30, 2016.  The Company reserved 82,287 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 27,429 common shares per year.  As of December 31, 2014 60,000 common shares have been authorized and 22,287 shares remain reserved.  In addition, the Lead Engineer shall earn an initial base salary of $96,000, which began on March 11, 2013.

On November 1, 2014, the Company entered into an employment agreement with its VP Finance.  The VP Finance has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 540,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 180,000 common shares per year based upon the completion of performance related milestones as approved by the Board of Directors.  As of December 31, 2014 5,000 common shares have been authorized and 510,000 shares remain reserved.  In addition, the VP Finance shall earn an initial base salary of $170,000 beginning on November 1, 2014.

On November 1, 2014, the Company entered into an employment agreement with its VP Sales.  The VP Sales has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 420,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 140,000 common shares per year based upon the completion of performance related milestones as approved by the Board of Directors.  As of December 31, 2014, 5,000 common shares have been authorized and 396,667 shares remain reserved.  In addition, the VP Sales shall earn an initial base salary of $140,000 beginning on November 1, 2014.

Note 16 – Public & Investor Relations Agreements

On March 1, 2013, the Company entered into a one-year agreement with public relations firm to assist with public relations as the Company moved into scaled production and distribution.  The contract has been executed on a project-by-project basis, beginning with media assistance provided at an industry conference in April 2013.  Consideration paid under this contract was classified as sales, general and administrative expenses.

On May 15, 2013 the Company authorized the issuance of a three-year warrant to purchase 66,000 shares of common stock for $0.40 per share.  These warrants vested at a rate of 22,000 shares per month over the three-month period of the agreement and as of December 31, 2014 are fully vested.

On August 30, 2013, the Company entered an agreement with an investor relations firm for a period of twelve months that ended May 26, 2014, with the right to cancel services at the end of each subsequent three-month period.  The terms of the agreement called for the issuance of 142,000 common shares for the first three-months of service ended November 26, 2013, and then the equivalent number of shares required to compensate for $50,000 per period thereafter.

On October 29, 2013, the Company entered an agreement with a digital marketing services firm for a period of twelve months and ended October 31, 2014.  The terms of the agreement called for a payment of $70,200 for the twelve months of service.

On September 8, 2014, the Company entered an agreement with a social media firm for a period of six months that ended March 8, 2015.  The agreement provided the right to cancel services upon 30 days-notice. The terms of the agreement called payment of $4,750 per month.

On September 8, 2014, the Company entered an agreement with digital sales and marketing firm for a period of three months that ended December 8, 2014.  The terms of the agreement called payment of $32,000 per month paid 50% cash and 50% common stock.

On September 30, 2015, the Company entered into a sales referral agreement with commissions of 5%.

On October 1, 2014, the Company entered an agreement with a national distributor for a period of three years which ends September 30, 2017.  The agreement provided the right to cancel services upon 30 days-notice.  The terms of the agreement call for commission of 15%.

On October 14, 2014, the Company entered an agreement with a Federal agency marketing firm for a period of three months that ended January 13, 2015.  The terms of the agreement called for a payment of $57,000 for the three months of service.  This agreement was extended in the first quarter of 2015.

On November 5, 2014, the Company entered an agreement with a digital marketing and public relations firm for a period of six months ending May 5, 2015. The terms of the agreement called for quarterly payments of $36,000 per quarter.

On December 5, 2014, the Company entered into an international sales referral agreement with commissions between 6% and 8%.

Note 17 – Subsequent events

Effective January 1, 2015, the Company entered into an employment agreement with its CEO/President.  The CEO/President has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the CEO/President shall earn an initial base salary of $250,000.

Effective January 1, 2015, the Company entered into the second amended and restated employment agreement with its COO.  The COO has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the COO shall earn an initial base salary of $170,000.

Effective January 1, 2015, the Company entered into an amended and restated employment agreement with its Vice President of Customer Service.  The Vice President of Customer Service has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the Vice President of Customer Service shall earn an initial base salary of $100,000.

Effective January 1, 2015, the Company entered into an amended and restated employment agreement with its Vice President of Engineering.  The Vice President of Customer Service has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the Vice President of Engineering shall earn an initial base salary of $105,000.

On January 1, 2015 the Company entered into agreements with Merriman Capital, Inc to provide Banking and Advisory services. The monthly retainer for these services is $10,000.

On January 1, 2015 the Company entered into agreements with Top Sales and Marketing, Inc to provide Consulting services.  The monthly fee for these services is $5,000 and the original one month contract has been extended through March 2015.

On January 10, 2015, the Company received $5,000 from one of its directors, Jim Nolton (20,000 warrants), and $6,250 from an executive of G8, Jose Rojas (25,000 warrants), for the exercise of warrants to purchase 45,000 shares of common stock. These shares were issued in February 2015.

On January 10, 2015, the Company received $11,250 from one accredited investor and current stockholder for the exercise of warrants to purchase 45,000 shares of common stock. These shares were issued in February 2015.

On March 1, 2015, the Company extended an agreement with a Federal agency marketing firm for a period from January 15, 2015 through July 15, 2015.  The terms of the agreement requires monthly payments of $12,500 for the term of the agreement and 150,000 shares of the Company’s restricted common stock.  As of the date of this filing, this agreement has not been extended.

Subsequent to year-end through March 10, 2015, the Company sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock and one Class D five-year warrant to purchase one share of common stock for $0.50 per share.

As a result of the $0.50 unit offering, the Company was required to adjust the exercise price on all of its Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.

During March of 2015, the Company received $6,250 from one accredited investor and current stockholder for the exercise of warrants to purchase 25,000 shares of common stock. These shares have not been issued.

On March 13, 2015, we authorized the issuance of 220,826 shares of restricted common stock for interest due under the debentures as of March 1, 2015.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On January 9, 2015, L.L. Bradford & Company, LLC resigned as our independent accountant.  On the same date, we engaged Jonathon P. Reuben, CPA, as our independent accountants for the year ended December 31, 2014. This is a change in accountants recommended and approved by our Executive Management, Audit Committee and Board of Directors.  During the most recent two fiscal years and the portion of time preceding the decision to engage Jonathon P. Reuben, CPA, neither the company nor anyone engaged on its behalf has consulted with Jonathon P. Reuben, CPA regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on its financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit report issued by L.L. Bradford & Company, LLC with respect to our financial statements for the fiscal year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that L.L. Bradford & Company, LLC’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From June of 2013 through the notice date, there were no disagreements between us and L.L. Bradford & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of L.L. Bradford & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by L.L. Bradford & Company, LLC, as our independent accountants.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Title(s)	Board Committee(s)(1)
Steve Cochennet	58	CEO/President, Secretary, Treasurer and Chairman of the Board	Executive
Paul Hughes	47	Chief Operating Officer for Guardian 8 Corporation and Director	None
Kathleen Hanrahan	51	Interim Chief Financial Officer and Director	GCNC
James G. Miller	66	Director	Executive, Audit (Chairman)
Kyle Edwards	62	Director	GCNC (Chairman)
Corey Lambrecht	45	Director	GCNC
William Clough	63	Director	None
Jim Nolton	53	Director	Audit

(1)
“Executive” means the Executive Committee of the Board of Directors. “GCNC” means the Governance, Compensation and Nominating Committee of the Board of Directors. “Audit” means the Audit Committee of the Board of Directors.

C. Stephen Cochennet, has served as our CEO/President, Secretary, Treasurer and Chairman since our inception. From July of 2011 to present, Mr. Cochennet has also been the sole officer of Kansas Resource Development Company, a private oil and gas exploration company. Mr. Cochennet was the President, Chief Executive Officer and Chairman of EnerJex Resources, Inc., a publicly traded and SEC registered company, from August 2006 to December of 2010. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supported a number of clients that included Fortune 500 corporations, international companies, natural gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided included strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Paul Hughes is a new director. Mr. Hughes served as a consultant for Guardian 8 Corporation from October 2010 through December of 2011 when he was hired as an officer. Prior to consulting for Guardian 8 Corporation, Hughes was providing consulting services to several other privately held companies. From March of 2006 through November of 2009, Hughes served as the Director of New Markets Development for Taser® International, Inc., a publicly traded corporation. Before joining Taser®, Mr. Hughes spent two years (2005-2006) at Global Alerts LLC, a private company in the multinational alert industry. From 2003 through 2005, Paul served as a brand manager for Smith & Wesson Holding Corporation, a publicly traded firearms manufacturer. Mr. Hughes holds a MBA in Global Management & Leadership from Arizona State University and has over 60 hours of non-lethal weapons, policies and procedures coursework at Penn State University. He completed the Entrepreneurship Development Program at M.I.T. in January 2010. Further, Paul was honorably discharged from the Marine Corps following Operations Desert Shield/Desert Storm and was decorated for actions contributing to the liberation of Kuwait.

Kathleen Hanrahan has been a private management consultant for her own company, New Horizons Management Inc., which specializes in assisting small private companies as they prepare strategies, personnel and infrastructure for their next phase of growth since July of 2010. Prior to establishing New Horizons, from 2008 through 2010, Kathy served as the Co-Chairperson for the TASER® Foundation for Fallen Officers, as well as the organizations President and Chief Executive Officer. Prior to her involvement with the TASER® Foundation, Ms. Hanrahan served as the President and Chief Operating Officer of TASER® International headquartered in Scottsdale, Arizona. During her more than 12 year tenure with TASER® International, she filled a number of key executive roles as the business grew. She served first as Controller, from 1996 until November 2000, establishing the financial, human resource and administrative systems and controls to manage the business, while aiding the President with operating responsibilities. Then, in November of 2000, when the Company began preparations for its initial public offering, she was promoted to Chief Financial Officer to facilitate the transaction and establish the necessary infrastructure to meet both SEC and Wallstreet’s regulatory and reporting requirements. Mrs. Hanrahan also serves as a corporate director for Meridian Bank, N.A, , a director, president and chief operating officer of EPIC Research and Diagonostics, and serves as an advisory board member for EmpowHER.

James G. Miller is a Director and founder of the Company. Mr. Miller retired in 2002 as Chief Executive of Utilicorp United’s business unit responsible for the Company’s electric generation, and electric and natural gas transmission and distribution assets serving 1.3 million customers in seven mid-continent states. He joined Utilicorp in 1989 and served as President of Michigan Gas Utilities until 1991, and then served as President of Utilicorp's WestPlains Energy division from 1991 to 1994.  Before joining Utilicorp as part of the acquisition of Michigan Gas Utilities, he served as that Company’s President from 1983 to 1989. Miller has served on Boards of Directors of Corporations listed on the NYSE, NASDAQ and the Australian Stock Exchange. Current business activities include ownership of retail, real estate and ranch businesses, and equity investments in several start-up companies.  Mr. Miller currently serves as Board Chair of The Nature Conservancy, Missouri Chapter, for which he has been a Board member for the past 12 years. James also serves as a board member for EnerJex Resources, Inc., a company registered under the Exchange Act and traded on the OTC:BB. He also serves as a director, trustee or member of several community and charitable organizations.  Miller holds a BS degree in electrical engineering and a MBA in management from the University of Wisconsin.

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

Corey Lambrecht is a 15+ year public company executive with experience in strategic acquisitions, new business development, pioneering consumer products, corporate licensing and interactive technology services. Since 2009, Mr. Lambrecht has served as the President of Earth911, Inc and is a current director of Lifestyle Wireless. In addition, since 2007, Mr. Lambrecht has been a director of CUI Global, a publicly traded and SEC registered company. During 2004 and 2005, he served as Director of Sales for Leveraged Marketing Associates, a worldwide leader in licensed brand extension strategies. From 2001 through 2004, Corey was the Executive Vice President for Smith & Wesson Holding Corporation, where he was responsible for Smith & Wesson Licensing, Advanced Technologies and Interactive Marketing divisions. He was the former President of A For Effort (sold to Freesoftwareclub.com), an interactive database marketing company specializing in online content (advergaming) for clients such as the National Hockey League. Mr. Lambrecht’s prior experience also includes Pre-IPO founder for Premium Cigars International and VP Sales/Marketing for ProductExpress.com.

William J. Clough. Since 2006, Mr. Clough has served as a board member of CUI Global, Inc., a public company trading on NASDAQ. In addition, Mr. Clough has served as CUI Global’s President and Chief Executive Officer since September of 2007 at which time Mr. Clough stepped down as Executive Vice President of Corporate Development. Mr. Clough received his Juris Doctorate, cum laude, from the University of California, Hastings College of the Law in 1990. He is certified to practice law in state and federal courts in California, Illinois, Hawaii and before the United States Supreme Court.

Jim Nolton has over 28 years of experience in engineering, new product development and business development in large complex corporations and small private start-up organizations. Since 2005, Mr. Nolton has been consulting on a private basis for Orbital Sciences Corp., a designer and manufacturer of rockets and satellites for commercial and U.S. Government applications. From 2003 through 2005, Mr. Nolton focused on completing his Masters Degree in Global Business Strategies, where he was ranked fourth in his graduating class. From 1995-2003, Mr. Nolton worked with Mobility Electronics, Inc., a publicly traded and SEC registered company, a company he co-founded and assisted in the engineering, design and manufacture of a number of electronic devices for the mobile and fixed PC computer systems. Mr. Nolton has also worked with Unitech Industries, Inc. and General Dynamics.

Key employee of Guardian 8 Corporation

In addition to Mr. Hughes, described above, we have four additional key employees for Guardian 8 Corporation as follows:

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

Will Grove, Vice President of Finance, has over 34 years of broad-based experiences in manufacturing, construction, auto dealership, service industries, public accounting and consulting.  From 2009 until joining Guardian 8, Mr. Grove provided accounting and administrative consulting services to small and medium sized companies.  Prior to consulting Mr. Grove performed as Chief Financial Officer or Controller of an auto dealership, a division of a multi-national manufacturing company, a custom signage manufacturer and a restaurant management company.  Mr. Grove served in financial management positions with Rockwell International from 1985 to 1995.  His eight years public accounting experience most recently includes three years auditing public companies from 2004 through 2007.  Mr. Grove graduated from the University of Northern Iowa with a bachelor degree in accounting in 1981 and received a Master of Business Administration degree from the University of Iowa in 1994.  He became a Certified Public Accountant in 1981.

Gary Kuty is a thirty-five year veteran of the law enforcement and private security profession.  He graduated from Youngstown State University, Youngstown, Ohio with a Bachelor of Science in Law Enforcement Administration, and a Marketing minor. Gary’s past is a well-balanced mix of public and private law enforcement and security.  Twenty five years in the contract security and private investigative arenas prompted Gary to form Kuty and Associates, LLC, a professional security consulting agency based in Dayton, Ohio along with a Western Regional office in Las Vegas, Nevada.  Gary joined Guardian 8 after serving as a consultant the previous year.  Highly regarded by his peers on a national basis, he is Past President and Chairman of both the Ohio Association of Security and Investigation Services (OASIS) and the National Council of Investigation and Security Services (NCISS).  Gary currently serves on the prestigious Security Services Council for the American Society of Industrial Security (ASIS) as Vice Chair.  Gary has had numerous security and sales related articles published in trade association journals and has lectured on a variety of topics to professional security organizations.

Jody Brill, Vice President of Engineering, has 16 years of electronics design, integration, and manufacturing experience. Most recently, Mr. Brill served as a Hardware Design Engineer with Mitel Networks, a publicly traded company. During his ten years with Mitel, he developed traditional and VOIP telecom equipment, while interfacing with manufacturing on new development, sustaining and cost reduction projects. Prior to his position with Mitel, Mr. Brill held several design and technical roles with TechServ, Cirrilium, and Nesco.

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.  The annual meeting of the stockholders for Guardian 8 was held in Scottsdale, Arizona on August 5, 2014. Stockholders voted on the following proposals:

1.
To elect C. Stephen Cochennet, Kathleen Hanrahan, James G. Miller, Kyle Edwards, Corey Lambrecht, Jim Nolton, Paul Hughes and William Clough to serve as directors until the next annual meeting or until their successors are elected and qualified; and

2.	To confirm the reaffirmation of L.L. Bradford & Company, LLC as independent auditors for the next year.

Each proposal was approved and each share of common stock was entitled to one vote per proposal. Only stockholders of record at the close of business on June 9, 2014, were entitled to vote. The number of outstanding shares on the record date was 40,737,560 and those shares were held by approximately 197 stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. All reports required by Section 16(a) have been filed in connection with the securities issuances to our officers and directors during fiscal 2014.

Committees of the Board of Directors

Our board of directors has three standing committees: an executive committee, an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

On April 20, 2012, we established and appointed initial members to the audit committee of our board of directors. Mr. Miller is the chairman and Mr. Nolton serves as the other member of the committee.  Currently, none of the members of the audit committee are, or have been, our officers or employees, and each member qualifies as an independent director as defined by Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.  The board of directors has determined that Mr. Miller is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

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

During 2014, the Audit Committee met on four occasions with our independent public accountants to review and approve the filings of our quarterly and annual reports; as well as to review all required communications.

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Ms. Hanrahan and Messrs. Edwards and Lambrecht.  Mr. Edwards serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans. The governance, compensation and nominating committee held two meetings during fiscal 2013, and five meetings during fiscal 2014.

Executive Committee

The executive committee, which is currently comprised of Messrs. Cochennet and Miller, was formed for the purpose to function when the board of directors is not in session or to function in the capacity of the Company’s executive officer if such officer shall have resigned or be deemed unable to render service to the Company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each of our subsidiaries. Our Code of Ethics was filed as Exhibit 99.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 that was filed on March 28, 2012. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. Contact C. Stephen Cochennet at 913-317-8887 to request a copy of the Code or send your request to Guardian 8 Holdings, Attn: C. Stephen Cochennet, 7432 E. Tierra Buena Lane, Suite 102, Scottsdale, Arizona  85260. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

During fiscal 2013 and 2014 we issued shares of our common stock to compensate our officers and directors for services rendered on our behalf and intend to issue additional shares of common stock in the future as part of our compensation package for our officers and directors.

The following table sets forth summary compensation information for the years ended December 31, 2013 and 2014 for our chief executive officer, interim chief financial officer, and the chief operating officer, vice president of customer service and lead engineer for Guardian 8 Corporation. We did not have any other executive officers as of the end of fiscal 2014 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
C. Stephen Cochennet	2014	$250,000		$94,000	(1)	-	$76,500	(2)	$420,500
President, Chief Executive Officer	2013	$250,000		$61,100	(1)	-	$263,325	(2)	$574,425

Kathleen Hanrahan	2014	$-				-	$370,502	(3)	$370,502
Interim Chief Financial Officer	2013	$-				-	$181,132	(4)	$181,132

Paul Hughes(6)	2014	$160,000	$			-	$28,200	(5)	$188,200
Chief Operating Officer	2013	$150,000	$			-	$183,703	(5)	$333,703
Guardian 8 Corporation

Jody Brill	2014	$100,550					$21,150	(6)	$121,700
Lead Engineer	2013	$17,477					$9,165	(6)	$26,642
Guardian 8 Corporation

Jose Rojas	2014	$98,050	$			-	$21,150		$119,200
Vice President of Customer Service Guardian 8 Corporation	2013	$96,000	$			-	$47,035	(9)	$143,035

(1)
Represents fair value of 200,000 shares and 100,000 shares authorized for issuance to Mr. Cochennet on December 31, 2014 and 2013, respectively, as a bonus for his services as the CEO, above and beyond his employment agreement.

(2)
Represents fair value of 150,000 shares and 600,000 shares authorized for issuance to Mr. Cochennet in 2014 and 2013, respectively, pursuant to the terms of the vesting schedule set forth in his employment agreement for shares vested during the period January 1, 2013 through March 31, 2014.

(3)
Includes $36,000 paid to Ms. Hanrahan as consulting fees under her interim chief financial officer agreement and the fair value of 619,000 shares authorized for issuance to Ms. Hanrahan pursuant to the terms of her interim chief financial officer agreements for shares vested from January 1, 2014 through December 31, 2014.  In addition Ms. Hanrahan received 60,000 shares for director fees..

(4)
Includes $36,000 paid to Ms. Hanrahan as consulting fees under her interim chief financial officer agreement and the fair value of 312,000 shares authorized for issuance to Ms. Hanrahan pursuant to the terms of her interim chief financial officer agreement for shares vested as of June 30, 2013, September 30, 2013 and December 31, 2013.

(5)
Represents fair value of 60,000 shares and 352,500 shares authorized for issuance to Mr. Hughes in 2014 and 2013, respectively, pursuant to the terms of his employment agreement for shares earned during the period from January 1, 2013 through December 31, 2014.

(6)
Represents fair value of 45,000 shares and 15,000 shares authorized for issuance to Mr. Brill in 2014 and 2013, respectively, pursuant to the terms of his employment agreement for shares earned during the period from March 11, 2013 through December 31, 2014.

(7)
Represents fair value of 45,000 shares and 91,200 shares authorized for issuance to Mr. Rojas in 2014 and 2013, respectively, pursuant to the terms of his employment agreement for shares earned during the period from January 1, 2013 through December 31, 2014.

Executive Employment Agreements

CEO Employment Agreement

Effective January 1, 2015, we entered into a new employment agreement with C. Stephen Cochennet, our chief executive officer and president. Mr. Cochennet’s employment agreement was approved by the governance, compensation and nominating committee of the board of directors.

In general, Mr. Cochennet’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance, and director and officer insurance.

The original term of Mr. Cochennet’s new employment agreement runs from January 1, 2015 until December 31, 2017.

Mr. Cochennet’s employment agreement provides for an initial annual base salary of $250,000, which may be adjusted by the governance, compensation and nominating committee or the board of directors.

In addition, Mr. Cochennet is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the board of directors or governance, compensation and nominating committee thereof. Further, Mr. Cochennet shall be eligible to be issued up to 1,200,000 restricted shares of our common stock, which will vest on December 31, 2017 assuming Cochennet remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement.

In the event of a termination of employment by us without “cause” or by Cochennet for “good reason” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Cochennet, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 18-months base salary, payable in accordance with our ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares). Further, in the event of termination of Cochennet’s employment without cause or for good reason, the retention bonus shares set forth above shall immediately vest and be issued to Cochennet as if Cochennet’s employment terminated with the Company subsequent to December 31, 2017.

In the event of a termination of Mr. Cochennet’s employment by reason of change in control or business combination (as defined in the employment agreement), Mr. Cochennet, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed through the date of change in control or business combination; (iii) during such unexpired term of the employment agreement, or for 18-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, restricted shares and the retention bonus shares).

If the event of a termination of Mr. Cochennet’s employment by us for “cause” (as defined in the employment agreement), Mr. Cochennet would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Cochennet’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.87.

Amendments to CFO Agreement

Effective March 4, 2013, we entered into Amendment No. 1 to the Non-Employee Interim Chief Financial Officer Engagement Agreement with Kathleen Hanrahan.

The amendment extended the term of Ms. Hanrahan’s engagement agreement until March 31, 2014. Further, the engagement agreement provided for compensation to Ms. Hanrahan of 416,250 shares of our common stock, which vested and were issued in quarterly installments as follows: 104,000 shares on June 30, 2013; 104,000 shares on September 30, 2013; 104,000 shares on December 31, 2013; and 104,250 on March 31, 2014. Further, we agreed to pay Ms. Hanrahan a base monthly retainer of $3,000.

A copy of the amendment to Ms. Hanrahan’s agreement was attached to the Form 8-K filed on March 18, 2013 as Exhibit 10.4.

On May 22, 2014, we entered into Amendment No. 2 to the Non-Employee Interim Chief Financial Officer Engagement Agreement with Ms. Hanrahan.

The amendment extended the term of Ms. Hanrahan’s engagement agreement from April 1, 2014 through the earlier of hiring a full-time executive to fulfill this role, or November 30, 2015. Further, the engagement agreement provides for compensation to Ms. Hanrahan of up to 935,000 shares of our common stock, which shall be issued as follows; (i) 200,000 shares immediately upon the execution of the amendment, (ii) the remaining balance in installments of 105,000 shares per quarter commencing on June 30, 2014 and continuing throughout the term of the agreement, or until such time as we hire a full-time replacement chief financial officer. Any shares earned during a partial quarter will be pro-rated based upon 35,000 shares per month. The value of such shares shall be set at the closing price of our common stock on the last trading day immediately before issuance of the shares. Further, we shall continue to pay Ms. Hanrahan a base monthly retainer of $3,000.

A copy of the amendment to Ms. Hanrahan’s agreement was attached to the Form 8-K filed on May 28, 2014 as Exhibit 10.16.

Second Amended and Restated of Hughes Employment Agreement

Effective January 1, 2015, Guardian 8 Corporation (“G8”), our wholly owned operating subsidiary, entered into a second amended and restated employment agreement with Paul Hughes G8’s Chief Operating Officer. Mr. Hughes’ second amended and restated employment agreement was approved by the board of directors of G8 and us.

In general, Mr. Hughes’ second amended and restated employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance.

The term of Mr. Hughes’ second amended and restated employment agreement runs from January 1, 2015 until December 31, 2017.

Mr. Hughes’ amended and restated employment agreement provides for an initial annual base salary of $170,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Hughes is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Hughes shall be eligible to be issued up to 500,000 restricted shares of our common stock, which will vest on December 31, 2017 assuming Hughes remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” or by Hughes for “good reason” (as defined in the employment agreement), Mr. Hughes would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) 12-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Hughes, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Hughes was employed under the terms of the amended and restated employment agreement, with a maximum payment of twelve months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of Mr. Hughes’ employment with G8 by reason of change in control or business combination (as defined in the employment agreement), Mr. Hughes, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) during such unexpired term of the employment agreement, or for 12-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

If the event of a termination of Mr. Hughes’ employment by G8 for “cause” (as defined in the employment agreement), Mr. Hughes would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Hughes’ amended and restated employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.88.

Grove Employment Agreement

Effective November 1, 2014, G8 entered into an employment agreement with Will Grove to act as G8’s Vice President of Finance. Mr. Grove’s employment agreement was approved by the board of directors of G8 and us.

In general, Mr. Grove’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; vacation, health insurance and director and officer insurance.

The original term of Mr. Grove’s employment agreement runs from November 1, 2014 until October 31, 2017.

Mr. Grove’s employment agreement provides for an initial annual base salary of $170,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Grove is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Grove shall be eligible to be issued up to 200,000 restricted shares of our common stock, which will vest on October 31, 2017 assuming Grove remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement.

Further, we granted Mr. Grove the opportunity to receive up to 540,000 shares of our common stock under the amended and restated employment agreement. Up to 30,000 shares shall vest on December 31, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. In addition, up to 180,000 shares shall vest on December 31, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. Further, up to 180,000 shares shall vest on December 31, 2016 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement. Lastly, up to 150,000 shares shall vest on October 31, 2017 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the amended and restated employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” (as defined in the employment agreement), Mr. Grove would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) 12-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Grove, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Grove was employed under the terms of the employment agreement, with a maximum payment of twelve months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of Mr. Grove employment with G8 by reason of change in control (as defined in the employment agreement), Mr. Grove, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) during such unexpired term of the employment agreement, or for 12-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

If the event of a termination of Mr. Grove employment by G8 for “cause” (as defined in the employment agreement), Mr. Grove would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Grove’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.89.

Amended Rojas Employment Agreement

Effective January 1, 2015, G8 entered into an amended and restated employment agreement with Jose Rojas to act as G8’s Vice President of Customer Services. Mr. Rojas’ amended and restated employment agreement was approved by the board of directors of G8 and us.

In general, Mr. Rojas’ amended and restated employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance.

The original term of Mr. Rojas’ amended and restated employment agreement runs from January 1, 2015 until December 31, 2017.

Mr. Rojas’ employment agreement provides for an initial annual base salary of $100,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Rojas is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Rojas shall be eligible to be issued up to 100,000 restricted shares of our common stock, which will vest on December 31, 2017 assuming Rojas remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” or by Rojas for “good reason” (as defined in the employment agreement), Mr. Rojas would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) 6-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Rojas, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months he was employed under the terms of the amended employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of Mr. Rojas’ employment with G8 by reason of change in control or business combination (as defined in the employment agreement), Mr. Rojas, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

If the event of a termination of Mr. Rojas’ employment by G8 for “cause” (as defined in the employment agreement), Mr. Rojas would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Rojas’ amended and restated employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.88.

Brill Employment Agreement

Effective January 1, 2015, G8 entered into an amended and restated employment agreement with Jody Brill to act as G8’s Vice President of Engineering. Mr. Brill’s employment agreement was approved by the board of directors of G8 and us.

In general, Mr. Brill’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as; long-term disability insurance.

The original term of Mr. Brill’s employment agreement runs from January 1, 2015 until December 31, 2017.

Mr. Brill’s employment agreement provides for an initial annual base salary of $105,000, which may be adjusted by the board of directors of G8.

In addition, Mr. Brill is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Brill shall be eligible to be issued up to 100,000 restricted shares of our common stock, which will vest on December 31, 2017 assuming Brill remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement.

In the event of a termination of employment with G8 by G8 without “cause” or by Brill for “good reason” (as defined in the employment agreement), Mr. Brill would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) 6-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Brill, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months he was employed under the terms of the employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of Mr. Brill’s employment with G8 by reason of change in control or business combination (as defined in the employment agreement), Mr. Brill, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

If the event of a termination of Mr. Brill’s employment by G8 for “cause” (as defined in the employment agreement), Mr. Brill would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Brill’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.91.

Kuty Employment Agreement

Effective November 1, 2014, G8 entered into an employment agreement with Gary Kuty to act as G8’s Vice President of Sales. Mr. Kuty’s employment agreement was approved by the board of directors of G8 and us.
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

In addition, Mr. Kuty is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the G8 board of directors. Further, Mr. Kuty shall be eligible to be issued 200,000 restricted shares of our common stock, which will vest on October 31, 2017 assuming Kuty remains employed with G8 through such date subject to earlier vesting as set forth in the employment agreement. Further, we granted Mr. Kuty the opportunity to receive up to 420,000 shares of our common stock under the employment agreement. Up to 23,333 shares shall be eligible to be issued on December 31, 2014 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. In addition, up to 140,000 shares shall be eligible to be issued on December 31, 2015 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement. Further, up to 140,000 shares shall be eligible to be issued on December 31, 2016 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors and in accordance with the employment agreement and the remaining 140,000 shares shall be eligible to be issued on October 31, 2017 upon successful completion of pre-determined objectives detailed by G8’s CEO and/or Board of Directors.

In the event of a termination of employment with G8 by G8 without “cause” or Kuty for “good reason” (as defined in the employment agreement), Mr. Kuty would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) 6-months base salary, payable in accordance with G8’s ordinary payroll practices; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of employment with G8 by G8 by reason of incapacity, disability or death, Mr. Kuty, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which death, disability or termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the death, disability or termination; (iii) payment of his base salary equal to one month for each two months Kuty was employed under the terms of the employment agreement, with a maximum payment of six months of base salary; and (iv) immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

In the event of a termination of Mr. Kuty’s employment with G8 by reason of change in control or business combination (as defined in the employment agreement), Mr. Kuty, would receive:  (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to a pro rata portion of any bonus or incentive payment to which he would have been entitled had he remained continuously employed for the full fiscal year in which termination occurred and continued to perform his duties in the same manner as they were performed immediately prior to the termination; (iii) during such unexpired term of the employment agreement, or for 6-months thereafter, whichever is shorter, he shall continue to receive on a semimonthly basis, his base salary then in effect upon the date of such change in control notice; and (iv) and immediate vesting of all equity awards (including but not limited to stock options, retention bonus and restricted shares).

If the event of a termination of Mr. Kuty’s employment by G8 for “cause” (as defined in the employment agreement), Mr. Kuty would receive all earned but unpaid base salary through the date of termination of employment.

The above description of Mr. Kuty’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.86 to the Form 10-Q filed with the SEC on November 14, 2014.

Potential Payments Upon Termination or Change in Control

As described above, we have entered into employment agreements with our chief executive officer and five employees of Guardian 8 Corporation. These employment agreements allow each employee to resign upon a change in control or business combination.

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

Grants of Plan-Based Awards in Fiscal 2014

We did not grant any plan-based awards to our named executive officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2014.

Option Exercises for 2014

There were no options issued or exercised by our named executive officers in fiscal 2014.

Director Compensation

The following table sets forth summary compensation information for the year ended December 31, 2014 for each of our non-executive directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
James G. Miller(1)	$-	$28,200	$-	$-		$28,200

Kyle Edwards(1)	$-	$28,200	$-	$-		$28,200

William Clough(2)	$-	$16,450	$-	$30,600	(3)	$58,800

Corey Lambrecht(1)	$-	$28,200	$-	$-		$28,200

Kathleen Hanrahan(1)	$-	$28,200	$-	$-		$28,200

Jim Nolton(1)	$-	$28,200	$-	$-		$28,200

(1)
Effective December 31, 2014, five of our six non-management directors were eligible for the issuance of 60,000 shares of our common stock valued at $0.47 per share for 2014 director services. These shares were authorized and issued in March of 2015.

(2)
Effective December 31, 2014, one of our directors was eligible for the issuance of 35,000 shares of our common stock valued at $0.47 per share for seven months director services during 2014. These shares were authorized and issued in March of 2015.

(3)	On June 1, 2014, we issued 60,000 shares of our common stock valued at $0.47 per share to a new director as a signing incentive to join the board.

Non-employee directors generally receive equity compensation of 60,000 restricted shares of common stock per year of service. Further, directors who are not employees are reimbursed for travel and other expenses if required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock as of March 20, 2015, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 43,626,598 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 20, 2015 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)(3)
C. Stephen Cochennet, CEO/President and Director	10,667,800	(4)	23.1%
Kathleen Hanrahan, Interim CFO and Director	1,551,250	(5)	3.5%
James G. Miller, Director	2,542,139	(6)	5.8%
Kyle Edwards, Director	656,336	(7)	1.5%
Jim Nolton, Director	854,479	(8)	1.9%
Corey Lambrecht, Director	401,534	(9)	0.9%
William Clough, Director	125,000	(10)	0.3%
Paul Hughes, Director and COO Guardian 8 Corporation	612,500		1.4%
Willard Grove, VP Finance Guardian 8 Corporation	115,000	(11)	0.3%
Jose Rojas, VP Customer Service Guardian 8 Corporation	161,200		0.4%
Jody Brill, VP Engineering Guardian 8 Corporation	60,000		0.1%
Gary Kuty, VP Sales, Guardian 8 Corporation	5,000		-

Directors and Officers as a Group	17,752,238		39.2%

Name and Address of Beneficial Owners
James D. Loeffelbein (“Loeffelbein”) Enutroff, LLC (“Enutroff”) 10380 W. 179th Street Bucyrus, Kansas 66213	2,456,207	(12)	5.6%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of us at 7432 East Tierra Buena, Scottsdale, Arizona 85260.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Based upon 43,626,598 shares of common stock outstanding as of March 20, 2015.
(4)
Includes (i) 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through August 28, 2015, (ii) 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through August 28, 2017, (iii) 543,301 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, (iv) 50,000 warrants to purchase shares of common stock exercisable at $0.40 per share through September 17, 2016, (v) 400,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017, (vi) 170,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, (vii) 340,000 shares of common stock issuable upon conversion of a $170,000 debenture, (viii) 500,000 warrants to purchase shares of common stock exercisable at $0.50 through February 16, 2020, and (ix) 500,000 warrants to purchase shares of common stock exercisable at $0.50 through March 8, 2020.

(5)
Includes (i) 105,000 shares of common stock which vest on March 31, 2014 pursuant to Ms. Hanrahan’s interim chief financial officer engagement agreement, (ii) 10,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, and (iii) 20,000 shares of common stock issuable upon conversion of a $10,000 debenture.

(6)
Includes (i) 62,500 warrants to purchase shares of common stock exercisable at $0.55 per share through November 14, 2015, (ii) 62,500 warrants to purchase shares of common stock exercisable at $0.75 per share through November 14, 2017, (iii) 52,984 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, (iv) 50,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017, (v) 50,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, (vi) 100,000 shares of common stock issuable upon conversion of a $50,000 debenture, and (vii) 19,800 warrants to purchase shares of common stock exercisable at $0.50 through February 16, 2020.

(7)
Includes (i) 105,425 shares held by Edwards Group Int’l LLC (“EGI”), which Mr. Edwards has beneficial ownership and control over, (ii) 10,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, and (iii) 20,000 shares of common stock issuable upon conversion of a $10,000 debenture.

(8)
Includes (i) 50,000 warrants to purchase shares of common stock exercisable at $0.55 per share through November 6, 2015, (ii) 50,000 warrants to purchase shares of common stock exercisable at $0.75 per share through November 6, 2017, (iii) 45,000 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, (iv) 25,000 warrants to purchase shares of common stock exercisable at $0.50 through February 23, 2017, (v) 20,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, (vi) 40,000 shares of common stock issuable upon conversion of a $20,000 debenture, and (vii) 22,000 warrants to purchase shares of common stock exercisable at $0.50 through February 16, 2020.

(9)
Includes (i) 52,650 warrants to purchase shares of common stock exercisable at $0.40 per share through August 31, 2016, (ii) 25,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019, and (iii) 50,000 shares of common stock issuable upon conversion of a $25,000 debenture.

(10)	Includes 10,000 warrants to purchase shares of common stock exercisable at $0.60 through June 1, 2019 and 20,000 shares of common stock issuable upon conversion of a $10,000 debenture.
(11)	Includes 55,000 warrants to purchase shares of common stock exercisable at $0.50 through February 16, 2020.
(12)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2014 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($19,360); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

  On April 18, 2014, the Company received a note payable in the amount of $90,000 from related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.

On May 9, 2014, the Company received a note payable in the amount of $25,000 from related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.

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

On March 11, 2013, the Company entered into an employment agreement with its Lead Engineer.  The Lead Engineer has the ability to earn shares of common stock over the term of the agreement, which runs through March 30, 2016.  The Company reserved 82,287 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 27,429 common shares per year.  As of December 31, 2014 60,000 common shares have been authorized and 22,287 shares remain reserved.  In addition, the Lead Engineer shall earn an initial base salary of $96,000, which began on March 11, 2013.

On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock.  As of December 31, 2014, 515,000 shares have vested, leaving 420,000 shares reserved as of December 31, 2014.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

On November 1, 2014, the Company entered into an employment agreement with its VP Finance.  The VP Finance has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 540,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 180,000 common shares per year.  As of December 31, 2014 5,000 common shares have been authorized and 510,000 shares remain reserved.  In addition, the VP Finance shall earn an initial base salary of $170,000, which began on November 1, 2014.

On November 1, 2014, the Company entered into an employment agreement with its VP Sales.  The VP Sales has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 420,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 140,000 common shares per year.  As of December 31, 2014, 5,000 common shares have been authorized and 396,667 shares remain reserved.  In addition, the VP Sales shall earn an initial base salary of $140,000, which began on November 1, 2014.

As of December 31, 2014, the Company has a total of 1,533,454 shares of its common stock reserved for the following employment contracts:

Employee or Position	Shares
Chief Operating Officer	112,500
Vice President of Customer Support	72,000
Lead Engineer	22,287
Vice President of Finance	510,000
Vice President of Sales	396,667
Non-Employee Interim Chief Financial Officer	420,000
Total	1,533,454

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

Director Independence

Based upon information submitted by each of our directors, our board of directors has determined that Messrs. Miller, Edwards, Lambrecht, Clough and Nolton are independent directors, in accordance with the director independence standards of the Securities and Exchange Commission pursuant to Item 407(a) of Regulation S-K, and has determined that none of them has a material relationship with us which would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accounting Fees and Services.

Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC served as our principal independent public accountants for fiscal 2014 and 2013, respectively. Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC were as follows:

	For the Fiscal Years Ended December 31,
	2014	2013

Audit Fees (1)	$25,000	$35,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	5,000	3,500
All Other Fees	-	-
Total fees paid or accrued to our principal accountant	$30,000	$38,500

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

Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. The members of the Board of Directors then make a determination to approve or disapprove the engagement of Jonathon P. Reuben, CPA for the proposed services. In fiscal 2014 and 2013, all fees paid to Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC were unanimously pre-approved in accordance with this procedure.

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

During fiscal 2014 and 2013, the Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee also met periodically with the independent registered public accounting firm to discuss the results of their examinations, the overall quality of the Company’s financial reporting and their evaluations of its internal controls.

The Audit Committee of the Board has received from the Company’s independent registered public accounting firm, written disclosures and the letter required by the Independence Standards Board's Standard No. 1, “Independence Discussions with Audit Committees,” that discloses all relationships between the Company and Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC that may be thought to bear on the independence of Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC  from the Company. The Audit Committee has discussed with both firms the contents of the written disclosure and letter as well as the matters required to be discussed by Statement on Auditing Standards No. 114. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the years ended December 31, 2014 and 2013, with the Company’s management, which has primary responsibility for the financial statements.

In addition, the Audit Committee has received the written disclosures and the letter from both Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC required by relevant professional and regulatory standards and has discussed with both firms their independence from the Company and its management. In concluding that both Jonathon P. Reuben, CPA and L.L. Bradford & Company, LLC were independent for their respective audit periods, the Audit Committee considered, among other factors, whether the non-audit services provided by the firm were compatible with its independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Company’s audited financial statements be included in its annual report on Form 10-K for the fiscal year ended December 31, 2014 and 2013.

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

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1	Convertible Term Note and Warrant issued to C. Stephen Cochennet dated October 13, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011)
10.2†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.3†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.4	$100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 19, 2012)
10.5	$50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2013)
10.6	$50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 8, 2013)
10.7	$50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013)
10.8	$100,000 Term Note issued to C. Stephen Cochennet dated March 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2013)
10.9	$50,000 Term Note issued to James G. Miller dated March 6, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2013)
10.10 †	Cochennet Employment Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 18, 2013)
10.11 †	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.12 †	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)

10.13 †	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.14 †	Silva Employment Agreement with Guardian 8 Corporation effective March 11, 2013 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on March 18, 2013)
10.15	$50,000 Term Note issued to Corey Lambrecht dated March 26, 2013 (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on May 15, 2013)
10.16	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on May 15, 2013)
10.17	Extension No. 2 to $100,000 Term Note issued to C. Stephen Cochennet dated November 13, 2012 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on May 15, 2013)
10.18	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on May 15, 2013)
10.19	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated December 10, 2012(incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on May 15, 2013)
10.20	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated December 28, 2012 (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed on May 15, 2013)
10.21	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated January 24, 2013 (incorporated by reference to Exhibit 10.21 to the Form 10-Q filed on May 15, 2013)
10.22	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated May 27, 2013 (incorporated by reference to Exhibit 10.22 to the Form 10-Q filed on August 14, 2013)
10.23	Extension No. 1 to $50,000 Term Note issued to James Miller dated June 4, 2013 (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 14, 2013)
10.24	Extension No. 1 to $100,000 Term Note issued to C. Stephen Cochennet dated June 4, 2013 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 14, 2013)
10.25	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated June 12, 2013 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed on August 14, 2013)
10.26	Extension No. 2 to $50,000 Term Note issued to C. Stephen Cochennet dated June 23, 2013 (incorporated by reference to Exhibit 10.26 to the Form 10-Q filed on August 14, 2013)
10.27	Extension No. 1 to $50,000 Term Note issued to Corey Lambrecht dated June 24, 2013 (incorporated by reference to Exhibit 10.27 to the Form 10-Q filed on August 14, 2013)
10.28	Extension No. 3 to $50,000 Term Note issued to C. Stephen Cochennet dated July 9, 2013 (incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on August 14, 2013)
10.29	$50,000 Term Note issued to C. Stephen Cochennet dated August 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013)
10.30	$100,000 Term Note issued to C. Stephen Cochennet dated August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2013)
10.31	Form of 12% New Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2013)
10.32	New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2013)
10.33	New Note issued to James G. Miller (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2013)
10.34	New Note issued to Corey Lambrecht (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2013)
10.35	New Note issued to Jim Nolton (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2013)
10.36	$50,000 New Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2013)
10.37	$250,000 New Note issued to Kansas Resource Development Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 4, 2013)
10.38	$30,000 New Note issued to James G. Miller (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 4, 2013)
10.39	Form of 12% Note and Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2014)
10.40	$50,000 Note issued to James G. Miller (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 25, 2014)
10.41	$25,000 Note issued to Jim Nolton (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 25, 2014)
10.42	$400,000 Note issued to C. Stephen Cochennet (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 25, 2014)
10.43	Cornerstone Line of Credit Agreements (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 28, 2014)

10.44	Extension No. 1 to $543,300.01 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-Q filed on May 15, 2014)
10.45	Extension No. 1 to $52,983.33 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.45 to the Form 10-Q filed on May 15, 2014)
10.46	Extension No. 1 to $52,650 Term Note issued to Corey Lambrecht dated April 30, 2014 (incorporated by reference to Exhibit 10.46 to the Form 10-Q filed on May 15, 2014)
10.47	Extension No. 1 to $45,000 Term Note issued to Jim Nolton dated April 30, 2014 (incorporated by reference to Exhibit 10.47 to the Form 10-Q filed on May 15, 2014)
10.48	Extension No. 1 to $50,000 Term Note issued to C. Stephen Cochennet dated April 30, 2014 (incorporated by reference to Exhibit 10.48 to the Form 10-Q filed on May 15, 2014)
10.49	Extension No. 1 to $250,000 Term Note issued to Kansas Resource Development Company dated April 30, 2014 (incorporated by reference to Exhibit 10.49 to the Form 10-Q filed on May 15, 2014)
10.50	Extension No. 1 to $30,000 Term Note issued to James Miller dated April 30, 2014 (incorporated by reference to Exhibit 10.50 to the Form 10-Q filed on May 15, 2014)
10.51	Form of Note Extension No. 1 dated April 30, 2014 (incorporated by reference to Exhibit 10.51 to the Form 10-Q filed on May 15, 2014)
10.52	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.53	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.54	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.55	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)
10.56	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.57	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.58	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.59	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)
10.60	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.61	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.62	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.63	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.64	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.65	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.66	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.67†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.68	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.69	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)
10.70	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.71	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.72	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.73	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.74	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)

10.75	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.76	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.77	Senior Secured Debenture ($52,680.82) Cranshire Capital Master Fund, Ltd. dated June 13, 2014 (incorporated by reference to Exhibit 10.77 to the Form S-1 filed on August 29, 2014)
10.78	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.79	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.80	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.81	Senior Secured Debenture ($20,372.60) Nolton Enterprises dated August 26, 2014 (incorporated by reference to Exhibit 10.81 to the Form S-1 filed on August 29, 2014)
10.82	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.83	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.84	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
10.85	Senior Secured Debenture ($22,500) Equitec Specialists, LLC dated June 13, 2014 (incorporated by reference to Exhibit 10.85 to the Form S-1 filed on August 29, 2014)
10.86†	Kuty Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.86 to the Form 10-Q filed on November 14, 2014)
10.87†	Cochennet New Executive Employment Agreement effective January 1, 2015
10.88†	Hughes Second Amended and Restated Executive Employment Agreement effective January 1, 2015
10.89†	Grove Executive Employment Agreement effective November 1, 2014
10.90†	Rojas Amended and Restated Executive Employment Agreement effective January 1, 2015
10.91†	Brill Executive Employment Agreement effective January 1, 2015
21.1	List of Subsidiaries as of December 31, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	CALSAGA Strategic Alliance Press Release dated January 8, 2014 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on May 15, 2014)
99.7	Cornerstone Bank Line of Credit Press Release dated January 22, 2014 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on May 15, 2014)
99.8	Russia and Mexico Distributor Press Release dated February 4, 2014 (incorporated by reference to Exhibit 99.18 to the Form 10-Q filed on May 15, 2014)
99.9	Additional Sales Representatives Press Release dated February 6, 2014 (incorporated by reference to Exhibit 99.19 to the Form 10-Q filed on May 15, 2014)
99.10	ENL Letter of Intent to Securitas Press Release dated February 27, 2014 (incorporated by reference to Exhibit 99.20 to the Form 10-Q filed on May 15, 2014)
99.11	Hospital Staff Accolade Press Release dated March 31, 2014 (incorporated by reference to Exhibit 99.21 to the Form 10-Q filed on May 15, 2014)
99.12	Hospital Usage Press Release dated April 3, 2014 (incorporated by reference to Exhibit 99.22 to the Form 10-Q filed on May 15, 2014)
99.13	Clough Appointment Press Release dated April 15, 2014 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 15, 2014)
99.14	Large Public Venue Press Release dated April 23, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-Q filed on May 15, 2014)
99.15	$7 million financing Press Release dated June 2, 2014 (incorporated by reference to Exhibit 99.25 to the Form 10-Q filed on August 14, 2014)
99.16	Platinum Event Services Press Release dated June 17, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-Q filed on August 14, 2014)

99.17	Anderson Security Agency Press Release dated August 27, 2014 (incorporated by reference to Exhibit 99.27 to the Form 10-Q filed on November 14, 2014)
99.18	Securatex Press Release dated September 16, 2014 (incorporated by reference to Exhibit 99.28 to the Form 10-Q filed on November 14, 2014)
99.19	Lex Hemeyer hiring Press Release dated September 18, 2014 (incorporated by reference to Exhibit 99.29 to the Form 10-Q filed on November 14, 2014)
99.20	Campus Safety BEST Award Press Release dated September 29, 2014 (incorporated by reference to Exhibit 99.30 to the Form 10-Q filed on November 14, 2014)
99.21	Gary Kuty hiring Press Release dated November 3, 2014 (incorporated by reference to Exhibit 99.31 to the Form 10-Q filed on November 14, 2014)
99.22	Presentation as of January 19, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 20, 2015)
99.23	ADS Tactical Engagement Press Release dated November 25, 2014
99.24	Lessons from Ferguson Press Release dated December 4, 2014
99.25	100 Pilot Accounts Press Release dated January 13, 2015
99.26	Texas Hospital Pro V2 Deployment Press Release dated February 4, 2015
99.27	Ecuador, Uruguay and Panama Distributor Press Release dated February 18, 2015
99.28	India Sales Opportunities Press Release dated March 6, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS

Date: March 30, 2015	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ C. Stephen Cochennet
C. Stephen Cochennet	Chief Executive Officer(Principal Executive Officer), President, Secretary & Treasurer (Principal Financial Officer), Director	March 30, 2015

/s/ Kathleen Hanrahan
Kathleen Hanrahan	Interim Chief Financial Officer (Principal Financial Officer), Director	March 30, 2015

/s/ James G. Miller
James G. Miller	Director	March 30, 2015

/s/ Kyle Edwards
Kyle Edwards	Director	March 30, 2015

/s/ Jim Nolton
Jim Nolton	Director	March 30, 2015

/s/ Paul Hughes
Paul Hughes	Director	March 30, 2015