Form 10-Q
period 2015-03-31
Guardian 8 Holdings
filed 2015-05-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150954

GUARDIAN 8 HOLDINGS
(Exact name of registrant as specified in its charter)

Nevada	26-0674103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7432 East Tierra Buena Lane, Suite 102 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2015, was 43,626,598 not including 635,356 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$131,475	$491,988
Accounts receivable, net of allowance for doubtful accounts of $478 and $4,978 as of March 31, 2015 and December 31, 2014	21,874	12,626
Prepaid loan costs	352,361	487,271
Prepaid expenses, other	122,933	50,809
Inventory	1,423,091	1,459,306
Total current assets	2,051,734	2,502,000

Fixed assets, net of accumulated depreciation of $131,856 and $116,863 as of March 31, 2015 and December 31, 2014	250,849	255,260

Website, net of accumulated amortization of $23,434 and $23,434 as of March 31, 2015 and December 31, 2014	-	-

Patent, net of accumulated amortization of $4,998 and $4,698 as of March 31, 2015 and December 31, 2014	29,122	29,422
Rent and Utility Deposits	11,180	11,180
Total assets	$2,342,885	$2,797,862

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$361,438	$235,555
Deferred revenue	8,406	4,513
Accrued interest
Related	1,967	14,071
Unrelated	338,117	311,603

Notes payable and debentures
Related	258,289	246,548
Unrelated	5,717,866	5,457,943
Total current liabilities	6,686,083	6,270,233

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 43,651,598 and 41,416,113 at March 31, 2015 and December 31, 2014	43,652	41,416
Common stock owed but not issued: 610,356 and 1,127,859 at March 31, 2015 and December 31, 2014	610	1,128
Paid in capital	10,868,931	9,997,061
Accumulated deficit	(15,256,391)	(13,511,976)
Total stockholders’ deficit	(4,343,198)	(3,472,371)
Total liabilities and stockholders’ deficit	$2,342,885	$2,797,862

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$47,881	$5,045
Cost of sales	29,431	3,879
Gross profit	18,450	1,166
Depreciation and amortization	21,300	19,962
General and administrative expenses	1,146,888	937,165
Total operating expenses	1,168,188	957,127
Loss from operations	(1,149,738)	(955,961)

Other (expense):
Interest expense	(594,677)	(248,724)

Loss before income tax	(1,744,415)	(1,204,685)
Provision for Income tax expense	-	-
Net loss	$(1,744,415)	$(1,204,685)

Net loss per share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	43,001,156	40,375,964

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Stockholders’ Equity
 For the Period from January 1, 2014 to March 31, 2015
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	37,274,292	$37,273	2,855,979	$2,856	$6,629,143	$(7,004,557)	$(335,285)

Issuance of common stock previously owed	2,855,979	2,856	(2,966,979)	(2,856)	-	-	-
Common stock issued for compensation	171,375	172	362,859	363	255,735	-	256,270
Common stock issued for services	696,960	697	430,000	430	533,427	-	534,554
Common stock issued for director fees	60,000	60	335,000	335	187,397	-	187,792
Conversion of debentures payable and interest into common stock	357,507	358	-	-	178,396	-	178,754
Discounts on notes payable	-	-	-	-	2,027,088	-	2,027,088
Private placement fees	-	-	-	-	185,875	-	185,875
Net loss for the year	-	-	-	-	-	(6,507,419)	(6,507,419)
Balance December 31, 2014	41,416,113	$41,416	1,127,859	$1,128	$9,997,061	$(13,511,976)	$(3,472,371)

Issuance of common stock previously owed	802,859	803	(802,859)	(803)	-	-	-
Common stock issued for services	-	-	255,000	255	122,595	-	122,850
Common stock sold for cash	1,096,800	1,097	-	-	547,303		548,400
Exercise of warrants	115,000	115	-	-	28,635		28,750
Revaluation of debenture related warrants					42,895		42,895
Revaluation of general warrants					5,102		5,102
Common stock issued for debenture interest	220,826	221	30,356	30	125,340	-	125,591
Net loss for the three months	-	-	-	-	-	(1,744,415)	(1,744,415)
Balance, March 31, 2015	43,651,598	$43,652	610,356	$610	$10,868,931	$(15,256,391)	$(4,343,198)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,744,415)	$(1,204,685)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	122,850	233,040
Stock issued for compensation	-	76,500
Stock issued as debenture interest payment	125,591	-
Depreciation and amortization	21,300	21,985
Revaluation of general warrants	5,102	-
Amortization of discount on notes payable and debentures	314,559	146,743
Change in operating assets and liabilities:
Accounts receivable	(9,248)	(674)
Prepaid expenses	62,786	70,155
Deposits on inventory	-	(377,142)
Inventory	36,215	(373,211)
Accounts payable and accrued expenses	125,883	(19,899)
Deferred revenue	3,893	(332)
Accrued interest	14,410	40,957
Net cash (used) by operating activities	(921,074)	(1,386,563)
Cash flows from investing activities:
Purchase of property and equipment	(16,589)	-
Net cash (used) by investing activities	(16,589)	-
Cash flows from financing activities:
Proceeds from common stock sales	548,400	-
Proceeds from exercising warrants	28,750
Proceeds from notes payable, related parties	-	475,000
Proceeds from notes payable, unrelated party	-	25,000
Proceeds from bank line of credit	-	700,000
Cash flows from financing activities	577,150	1,200,000

Net increase (decrease) in cash and cash equivalents	(360,513)	(186,563)
Cash and cash equivalents, beginning of period	491,988	305,649

Cash and cash equivalents, end of period	$131,475	$119,086

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for services	$122,850	$233,040
Number of shares issued for services	255,000	527,039
Stock issued for compensation	$-	$76,500
Number of shares issued for compensation	-	150,000
Revaluation of warrants	$47,997	$-
Stock issued for debenture interest	$125,591	$-
Number of shares issued for debenture interest	251,182	-

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

Basis of presentation

Effective July 1, 2013 the Company transitioned from reporting as a development stage entity to an operating entity as revenues became sustainable with product sales.  These interim financial statements are condensed and should be read in conjunction with the Company’s December 31, 2014 annual statements included in the Form 10-K filed on March 31, 2015.  Interim disclosures generally do not repeat disclosures in the annual statements.

Principles of consolidation

For the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of March 31, 2015 and December 31, 2014, there were cash equivalents of $131,475 and $491,988, respectively.

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  As of March 31, 2015, the Company has paid for and received all deliveries associated with initial purchase orders.  No additional purchase orders are pending.  As of March 31, 2015 there are approximately 10,800 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there are no inventories considered obsolete.

Accounts receivable

Accounts receivable are customers outstanding balances carried on a gross basis less allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  We review these policies on a quarterly basis and based on these reviews, we believe we maintain adequate reserves.  At March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $478 and $4,978, respectively. Interest is not accrued on overdue accounts receivable.

Revenue recognition

Revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The Company recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Extended warranties are recorded as deferred revenue and amortized according to the number of months in service.  Revenue for the three months ended March 31, 2015 and 2014 were $47,881 and $5,045, respectively.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  As of March 31, 2015 and December 31, 2014, the Company’s deferred revenue totaled $8,406 and $4,513, respectively.  Extended warranty expense for the three months ended March 31, 2015 and 2014 was $516 and $577, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaled $52,596 and $28,790 for the three months ended March 31, 2015 and 2014, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.  Adjustments include appropriate estimates for arrangements normally determined or settled at year-end.  All adjustments are of a normal and recurring nature.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and debentures payable and related accrued interest.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 13 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets as of March 31, 2015 or December 31, 2014.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended March 31, 2015 and 2014, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 22,593,423 from warrants and 13,650,000 from conversion of debentures. Potential common shares as of March 31, 2014 that have been excluded from the computation of net loss per share amounted to 13,854,621 from warrants.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2015, the Company has an accumulated deficit of $15,256,391, and the Company’s current liabilities exceed current assets by $4,634,349.

The Company’s activities since inception have been financially sustained by issuance of common stock, debentures, and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors and additional investment in debentures.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $284,914.  The loan costs have been amortized over the life of the notes, which expired on April 30, 2014. Subsequent to the quarter end, the expiration dates for all outstanding notes payable were extended to July 15, 2014.  As of March 31, 2015 these prepaid loan costs have been fully amortized.

During the three months ended March 31, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881.  The loan costs have been amortized over the life of the notes, which expire on July 15, 2014.  The balance in prepaid loan costs was $151,440 as of March 31, 2014.  As of March 31, 2015 these prepaid loan costs have been fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of March 31, 2015 and December 31, 2014, the balance on these prepaid loan costs was $276,840 and $382,305, respectively.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of March 31, 2015 and December 31, 2014, the balance on these loan costs was $75,521 and $104,966, respectively.

Note 4 – Property and equipment

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Equipment	$97,509	$96,379
Tooling	127,436	127,436
Computer equipment	57,732	42,272
Warehouse equipment	11,649	11,649
Leasehold Improvements	54,451	60,459
Furniture and fixtures	33,928	33,928
	382,705	372,123
Less accumulated depreciation	131,856	116,863
	$250,849	$255,260

Depreciation expense was $21,300 and $19,962 during the three months ended March 31, 2015 and 2014, respectively.

Note 5 – Deposits on inventory and inventory in transit

As of March 31, 2015 the Company had no outstanding deposits on inventory or prepaid inventory in transit.  On December 31, 2014 the Company had prepaid inventory of $22,674 which was in transit from the manufacture and received in January 2015.

Note 6 – Bank line of credit

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000 (which was increased to $900,000 on April 28, 2014) at any time outstanding pursuant to a revolving line of credit and matured on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable, a letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Borrowings bear interest at 6% per annum, with monthly interest payments to be paid by the Company.

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

As of March 31, 2015 and December 31, 2014 there were no amounts owed on this Bank line of credit.  Interest paid was $0 and $7,875 during the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Notes payable

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933 as detailed in the table below.  Each of these notes matured on April 30, 2014, bear interest at 12% per annum, and included a three-year warrant for every $1.00 of principal amount of each note.  The warrants are exercisable at $0.40 per share.  The notes were subsequently extended with a due date of July 15, 2014.

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	July 15, 2014	$543,300
September 1, 2013	12.0%	July 15, 2014	52,983
September 1, 2013	12.0%	July 15, 2014	52,650
Total			$648,933

On September 1, 2013 the Company issued a note payable in the amount of $45,000 from a related party in exchange for outstanding invoices owed for engineering services provided in the first nine months of the year.  The note is unsecured, bears interest at 12% per annum, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 18, 2013, the Company issued a note payable to the CEO and president of the Company in the amount of $50,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 19, 2013, the Company issued a note payable to a related party in the amount of $30,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share.  The note was subsequently extended with a due date of July 15, 2014.

On September 19, 2013, the Company issued a note payable to a related party in the amount of $250,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each $1.00 of principal included in the note.  The warrants are exercisable at $0.40 per share. The note was subsequently extended with a due date of July 15, 2014.

On September 30, 2013, the Company issued a note payable in the amount of $100,000.  The note was unsecured, bears interest at 12%, was payable on April 30, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.   The warrants are exercisable at $0.40 per share. The note was subsequently extended with a due date of July 15, 2014.

As of December 31, 2013, the Company had notes payable of $1,123,933 and accrued interest of $42,158.  All amounts were due within twelve months.  The Company also recognized $296,524 of loan fees associated with the notes payable issued during the year ended December 31, 2013.  The loan fees were amortized over the term of the notes payable.

On February 12, 2014, the Company issued a note payable in the amount of $50,000 to a related party.  The note was unsecured, bears interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company issued a note payable in the amount of $25,000 to a related party.  The note was unsecured, bears interest at 12%, was payable on July 15, 2014, and includes a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company issued a note payable in the amount of $400,000 to a related party.  The note was unsecured, bears interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

On February 24, 2014, the Company issued a note payable in the amount of $25,000 to an unaffiliated Company.  The note was unsecured, bears interest at 12%, was payable on July 15, 2014, and included a three-year warrant for each of $1.00 of principal included in the note.  The warrants are exercisable at $0.50 per share.

As of March 31, 2014, the Company had notes payable of $1,623,933 and accrued interest of $83,115.   All amounts were due within the next year.  These notes and related accrued interest were paid off in June 2014.

On April 18, 2014, the Company issued a note payable in the amount of $90,000 to related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off in June 2014.

On May 9, 2014, the Company issued a note payable in the amount of $25,000 from related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off in June 2014.

Notes payable balances were $0 as of March 31, 2015 and December 31, 2014.

Total interest expense on notes payable was $0 and $46,907 for the three months ended March 31, 2015 and 2014, respectively.

The following summarizes the outstanding unsecured notes payable as of March 31, 2014:

Issue Date	Interest Rate	Current Due Date	Amount
September 1, 2013	12.0%	July 15, 2014	$543,300
September 1, 2013	12.0%	July 15, 2014	52,983
September 1, 2013	12.0%	July 15, 2014	52,650
September 1, 2013	12.0%	July 15, 2014	45,000
September 18, 2013	12.0%	July 15, 2014	50,000
September 19, 2013	12.0%	July 15, 2014	30,000
September 19, 2013	12.0%	July 15, 2014	250,000
September 30. 2013	12.0%	July 15, 2014	100,000
February 12, 2014	12.0%	July 15, 2014	50,000
February 24, 2014	12.0%	July 15, 2014	25,000
February 24, 2014	12.0%	July 15, 2014	400,000
February 24, 2014	12.0%	July 15, 2014	25,000
Total			$1,623,933

These notes payable were paid June 2, 2014 from proceeds of the sale of debentures.

Note 8 – Convertible Senior Secured Debentures

The Company issued the following convertible Senior Secured Debentures:

	1 Closing	2nd Closing
1. Date of issuance	May 27, 2014	June 2, 2014

2. Gross amount of debentures	$5,250,000	$1,750,000

3. Term	18 Months	18 Months
	Due November 30, 2015	Due November 30, 2015
4. Interest rate
	8%	8%
	from May 27, 2014	from June 2, 2014

	1st Closing	2nd Closing
5. Class C warrants to debenture holders:

Number issued	5,250,000	1,750,000
Exercise price per share *	$0.60	$0.60
Term	5 years	5years
*- The exercise price was reduced to $0.50 as of March 10, 2015 due to the sale of shares in accordance with the requirements of the debenture agreements.

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

As of December 31, 2014, $751,698 was amortized into interest expense and the remaining discounts were $1,120,509.  As of March 31, 2015, $1,063,734 was amortized into interest expense and the remaining discounts were $808,473.  $295,000 of the debentures were to related parties.

On March 1, 2015 the first interest payment on these debentures became due and payable in the amount of $413,974.  The company requested and received consent from fourteen of the twenty-six remaining debenture holders to defer their cash payment of $288,384 to May 1, 2015.  The remaining twelve debenture holders elected to be paid in restricted common shares valued at $125,591.  251,182 shares were authorized and 220,826 were issued in March 2015.  The remaining 30,356 shares are owed but not issued as of March 31, 2015.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of March 31, 2015, the costs paid to attorneys for the filings, drawings, and research totaled $34,120.  These costs have been capitalized and are being amortized over the 20-year life of the patents once issued and placed into service.

Note 10 – Stockholders’ equity

On January 1, 2014, there were 37,274,292 common shares issued and outstanding, 2,855,979 common shares owed but not issued, and no preferred shares issued.  As of March 31, 2014, all of the shares owed but not issued, except 325,000 not yet earned by a consultant, were issued to their respective parties.

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of March 31, 2015.

On February 3, 2014, the Company authorized and recognized the expense for 98,039 shares of common stock, valued at $50,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were issued in May 2014.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 104,000 shares of common stock, valued at $53,040 to its Interim CFO pursuant to the terms of her consulting agreement.  These shares were issued in May 2014.

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $76,500 to its CEO pursuant to the terms of his employment agreement.  These shares were issued in May 2014

On May 20, 2014, the Company authorized, issued and recognized the expense for 60,000 shares of common stock, valued at $30,600 to a board member.

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

Effective December 31, 2014, 162,859 shares of common stock became issuable to members of the Company’s executive and sales teams for their efforts during the fiscal year. The expense associated with these grants totaled $76,544.  These shares were owed but not issued as of December, 31, 2014 and were subsequently issued in February 2015.

During the year ended December 31, 2014, the Company corrected an error in a warrant exercise by decreasing 5,000 shares that were unissued.

As of December 31, 2014, there were 41,416,113 common shares issued and outstanding, 1,127,859 common shares owed but not issued, and no preferred shares issued.

During the first quarter of 2015, the Company issued 802,859 shares which were previously owed but not issued.

During the first quarter of 2015, the Company authorized 255,000 shares, valued at $122,250 for services.  105,000 shares were authorized in accordance with the interim CFO agreement and 150,000 were authorized for a consultant.  As of March 31, 2015, these shares were owed but not issued.

On March 10, 2015, the Company authorized and subsequently issued 1,096,800 shares for $548,400 cash.  These shares were purchased by and issued to executives and members of the Board of Directors of the Company.  As a result of the cash sale of 1,096,800 shares at $.50 per share and a warrant with an exercise price of $.50, we are required to ratchet down all Class A, B and C warrants.  The revaluation of 5,678,750 Class A three-year warrants, originally issued in 2012 and 2013, in the amount of $33,189 will be recorded as additional interest expense over approximately 15 months.  $1,106 relating to Class A warrants was expensed as of March 31, 2015.  The revaluation of 5,678,750 Class B five-year warrants, originally issued in 2012 and 2013, in the amount of $119,848 will be recorded as additional interest expense over approximately thirty-nine months.  $3,995 relating to Class B warrants was expensed as of March 31, 2015.  The revaluation of 7,175,000 Class C five-year warrants, originally issued in June 2014, in the amount of $42,895 has been recorded as additional discount on the debentures and amortized over the remaining eight and one-half months to the original maturity date of the debentures.  $2,523 relating to Class C warrants was amortized as of March 31, 2015.

The Company also authorized and issued 115,000 upon the exercise of warrants and received $28,750 cash.

In addition, during the first quarter of 2015, the Company authorized 251,182 shares and issued 220,826 shares in payment of interest on debentures due March 1, 2015.  The remaining 30,356 shares are owed but are unissued as March 31, 2015.  The 251,182 shares were valued at $125,591.

As of March 31, 2015, there were 43,651,598 common shares issued and outstanding, 610,356 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of March 31, 2015 and December 31, 2014 there are no outstanding options.

Warrants

On January 1, 2014, there were 13,376,623 warrants outstanding.

During the year ended December 31, 2014, there were no warrants exercised.  During the first quarter of 2015, 115,000 warrants were exercised at $0.25 per warrant.

In conjunction with the sale of 1,096,800 shares of common stock for $548,400 in the first quarter 2015, the Company issued 1,096,800 warrants to purchase common shares at $0.50 for a period of five years.  These shares and warrants were purchased by and issued to executives and members of the Board of Directors of the Company.

As a result of the $0.50 unit offering, the Company was required to adjust the exercise price on all of its Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.  See Note 10 for the explanation of the revaluation of the Class A, B and C warrants.

A summary of warrants as of March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2015	-	$-	21,611,623	$0.61
Granted	-	-	1,096,800	0.50
Cancelled	-	-	-	-
Exercised	-	-	(115,000)	0.25
Outstanding 3/31/2015	-	$-	22,593,423	$0.61

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

Rent expense was $16,993 and $8,113 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2014, the Company issued notes payable and warrants to related parties.  See Note 7 for further details.

See Note 14 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

See Notes 10 and 11 for details of stock sold to executives and members of the Company’s Board of Directors.

Note 13 – Fair Value Measurements

The Company follows the provisions of ASC Topic 820-10 to measure the fair value of certain of its financial assets that are required to be measured on a recurring basis.   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of March 31, 2015 or December 31, 2014; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Fair Value
Debentures Payable	-	$5,976,155	-	$5,976,155

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Debentures payable	-	$5,704,491	-	$5,704,491

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

The Company’s operations for the three months ended March 31, 2015 and 2014 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2014, the Company had net operating loss carry-forwards that may be used to reduce future income taxes payable.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.  Open tax years include 2011 through 2014.

For financial reporting purposes, the Company has incurred a loss since inception through March 31, 2015.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2015. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

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

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  The agreement continues through September 30, 2015.  If the Company meets various goals and criteria during those three years they will issue a prescribed amount of its common shares to the Vice President of Customer Support.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of December 31, 2014, in accordance with the terms of the agreement, the employee vested 136,200 shares of restricted stock for achieving milestones as set forth in the employment agreement and 72,000 shares remain reserved.

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

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.  As of December 31, 2013, 312,000 shares had vested.  In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began to accrue on January 1, 2013 and will continue until the Company completes certain requirements per the agreement.  On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the potential term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock, based upon the actual number of months served.  As of December 31, 2014, 515,000 shares have vested, leaving 420,000 shares reserved as of December 31, 2014.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

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

Effective January 1, 2015, the Company entered into an amended and restated employment agreement with its Lead Engineer.  The Lead Engineer has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the Lead Engineer shall earn an initial base salary of $105,000.

On November 1, 2014, the Company entered into an employment agreement with its Vice President of Finance.  The Vice President of Finance has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 540,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 180,000 common shares per year based upon the completion of performance related milestones as approved by the Board of Directors.  As of December 31, 2014, 5,000 common shares have been authorized and 510,000 shares remain reserved.  In addition, the VP Finance shall earn an initial base salary of $170,000 beginning on November 1, 2014.

On November 1, 2014, the Company entered into an employment agreement with its Vice President of Sales.  The Vice President of Sales has the ability to earn shares of common stock over the term of the agreement, which runs through October 31, 2017.  The Company reserved 420,000 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 140,000 common shares per year based upon the completion of performance related milestones as approved by the Board of Directors.  As of December 31, 2014, 5,000 common shares have been authorized and 396,667 shares remain reserved.  In addition, the VP Sales shall earn an initial base salary of $140,000 beginning on November 1, 2014.

Note 16 – Public & Investor Relations Agreements

On March 1, 2013, the Company entered into a one-year agreement with a public relations firm to assist with public relations as the Company moves into scaled production and distribution.  The contract will be executed on a project-by-project basis, beginning with media assistance provided at an industry conference in April 2013.  All monies paid under this contract will be classified in sales, general and administrative expenses as a marketing expenditure.

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

On September 8, 2014, the Company entered an agreement with digital sales and marketing firm for a period of three months that ended December 8, 2014.  The terms of the agreement called for payment of $32,000 per month paid 50% cash and 50% common stock.

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

On November 5, 2014, the Company entered an agreement with a digital marketing and public relations firm for a period of six months ending May 5, 2015. The terms of the agreement called for payments of $36,000 per quarter.

On December 5, 2014, the Company entered into an international sales referral agreement with commissions between 6% and 8%.

On January 1, 2015, the Company entered into agreements with Merriman Capital, Inc to provide Banking and Advisory services. The monthly retainer for these services is $10,000.

On January 1, 2015, the Company entered into agreements with Top Sales and Marketing, Inc to provide Consulting services.  The monthly fee for these services is $5,000 and the original one month contract has been extended through March 2015.

On March 1, 2015, the Company extended an agreement with a Federal agency marketing firm for a period from January 15, 2015 through July 15, 2015.  The terms of the agreement requires monthly payments of $12,500 for the term of the agreement and 150,000 shares of the Company’s restricted common stock.

Note 17 – Subsequent events

On March 10, 2015, the Company authorized and subsequently issued 1,096,800 shares for $548,400 cash.  These shares were purchased by and issued to executives and members of the Board of Directors of the Company.  As a result of the cash sale of 1,096,800 shares at $.50 per share and a warrant with an exercise price of $.50, we are required to ratchet down all Class A, B and C warrants.  The revaluation of 5,678,750 Class A three-year warrants, originally issued in 2012 and 2013, in the amount of $33,189 will be recorded as additional interest expense over approximately 15 months.  $1,106 relating to Class A warrants was expensed as of March 31, 2015.  The revaluation of 5,678,750 Class B five-year warrants, originally issued in 2012 and 2013, in the amount of $119,848 will be recorded as additional interest expense over approximately thirty-nine months.  $3,995 relating to Class B warrants was expensed as of March 31, 2015.  The revaluation of 7,175,000 Class C five-year warrants, originally issued in June 2014, in the amount of $42,895 has been recorded as additional discount on the debentures and amortized over the remaining eight and one-half months to the original maturity date of the debentures.  $2,523 relating to Class C warrants was amortized as of March 31, 2015.

During the first quarter of 2015 through May 12, 2015, the Company received $100,000 from its CEO/President, which will be credited towards the purchase of new debentures, which are currently being sold.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
·	deterioration in general or global economic, market and political conditions;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures;
·	our ability to recruit, hire and retain key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

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

For the three months ended March 31, 2015 and 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

Since inception, our team of engineers and executives has been focused on developing and patenting our first commercial product, (the Guardian 8 Pro V2) as well as the key functions that create market differentiation.  We have also been formalizing marketing and manufacturing strategies as well as building customer distribution channels in preparation for our product launch into the Private Security Market.

During 2014, the Company expanded its sales team to include regional representatives, as well as non-employee sales and training consultants.  These individuals were trained and worked to develop relationships with the potential leads identified in the Company’s database.

The Company also initiated development efforts on the new consumer product, which is targeted for release in 2016.  During the year ended December 31, 2014, the Company expensed $314,000 for these development efforts.  Engineering on the new consumer product has been suspended as of March 31, 2015.  Subsequent to March 31, 2015, engineering efforts have been expended to modify the professional version of the ProV2 for consumer use.

We are currently using electronic sales lead generation software to target potential customers and evaluate their interest level.  We can then target our follow up sales efforts to highly interested companies.  Our focused marketing efforts in the hospital vertical have led to high brand recognition and heightened interest.  In addition, we have been accepted by several security service companies as an intermediate non-lethal option in their quotes for their existing and new customers.

Due to recent events, we have shifted our sales efforts from an internal sales force approach to sales through national distribution partners.  The network of distributors is not yet established, however, we have announced retail price increases which allow appropriate distributor margin and at the same time allow us to maintain current gross margins.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The Company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $47,881 and $5,045 in revenues for the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and amounts due to related party.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  As of March 31, 2015, the Company has paid for and received all deliveries associated with initial purchase orders.  No additional purchase orders are pending.  As of March 31, 2015 there are approximately 10,800 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there are no inventories considered obsolete.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $52,596 and $28,790 for the three months ended March 31, 2015 and 2014, respectively. The Company intends to continue investing in the development of future products, including engineering the current Pro V2 device for use in the consumer market and a potential consumer only product in the future.

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

Recent Developments

On January 13, 2015, we issued a press release disclosing we have over 100 pilot accounts using the Pro V2 device. A copy of the press release is Exhibit 99.25 in our December 31, 2014 Form 10-K.

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

On February 4, 2015, we issued a press release disclosing that a Texas hospital has agreed to deploy the Pro V2 device. A copy of the press release is Exhibit 99.26 in our December 31, 2014 Form 10-K.

On February 18, 2015, we issued a press release announcing we have distributors in Ecuador, Uruguay and Panama. A copy of the press release is Exhibit 99.27 in our December 31, 2014 Form 10-K.

Effective March 1, 2015, we deferred payment of $288,384 in accrued interest due under the debentures until May 1, 2015.

On March 6, 2015, we issued a press release disclosing exploring sales opportunities in India. A copy of the press release is Exhibit 99.28 in our December 31, 2014 Form 10-K.

On March 13, 2015, we authorized the issuance of 220,826 shares of restricted common stock for interest due under the debentures as of March 1, 2015.  As of March 31, 2015 these shares have been issued.  In addition, on March 20, 2015 we authorized 30,356 shares of restricted common stock for interest due under the debentures as of March 1, 2015.  As of March 31, 2015 these shares are owed but not issued.

Results of Operations for Guardian 8 Corporation for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase/ (Decrease)

Revenues	$47,881	$5,045	$42,836
Cost of sales	29,431	3,879	25,552
Gross Profit	18,450	1,166	17,284
Operating Expenses	1,168,188	957,127	211,061

Net (loss) from operations	(1,149,738)	(955,961)	(193,777)
Interest expense	(594,677)	(248,724)	(345,953)

Net (loss)	$(1,744,415)	$(1,204,685)	$539,730

Net (loss) per share	$(0.04)	$(0.03)	$(0.01)
Weighted average shares outstanding	43,001,156	40,375,964

During the three months ended March 31, 2015 and 2014, we had revenues of $47,881 and $5,045, respectively.  This is an increase of $42,836 or 849%.  Cost of sales increased $25,552 from $3,879 in the three months ended March 31, 2014 to $29,431 during the three months ended March 31, 2015.  Gross Profit increased from $1,166 to $18,450 comparing the quarter ended March 31, 2014 to March 31, 2015.  Gross Profit as a percent of sales increased from 23% in the first quarter 2014 to 38% in the first quarter 2015.  Sales increased due to the addition of new customers and follow on orders from existing customers.  Gross Profits increased due to efficiencies in fulfillment services.

We generated net losses of $1,744,415 and $1,204,685 for the three months ended March 31, 2015 and 2014, respectively. Our losses include research and development costs related to our ProV2 and new consumer device of $52,596 and $28,790 for the three months ended March 31, 2015 and 2014, respectively, an increase of $23,807. Payroll increased $139,156 but was offset by a reduction in consultants of $150,844.  G&A expenditures increased $34,936 for Investor Relations, $43,263 for travel and $75,743 net other.  In the first quarter 2015 we accrued $45,000 director fees based on estimates of the annual stock grant.  In 2014 the accrual was made annually in the fourth quarter.  Over all, operating expenses increased $211,061.  The increase in operating expenses was 22%.

Interest expense was up $345,953 from the first quarter 2014 to the first quarter 2015.  The increase is due to accrued interest payable to debenture holders, amortization of the discount on the debentures and amortization of prepaid loan costs.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2015, our cash balance was $131,475. Our plan for satisfying our cash requirements for the next twelve months is through the funds from additional offerings of our common stock, sales of additional convertible debentures or other debt instruments, third party financings and revenue generated through the sales of our products and training services.  We may not generate sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which will have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $52,596 and $28,790 for the three months ended March 31, 2015 and 2014, respectively.

In addition to investments in research and development expenditures, we have also retained the services of a patent attorney to assist us with the filing and protection of key utility applications, as well as future technologies to be incorporated in next generation products for the commercial security and consumer markets.  Costs associated with the filing of intellectual property have been capitalized and will be amortized over the 20-year life of the patents when issued.  On April 15, 2015 we received official notice that two new patents will be valid through March 8, 2033.

Changes in the number of employees.

As of March 31, 2015 we had ten full-time employees, C. Stephen Cochennet, Chief Executive Officer, Paul Hughes, Chief Operations Officer, Will Grove, Vice President of Finance, Gary Kuty, Vice President of Sales, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer a sales and customer service representative, two direct sales people, and one administrative support person for Guardian 8 Corporation. Mr. Hughes resigned effective as of May 1, 2015. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are managed by C. Stephen Cochennet with the assistance of our board of directors. We look to Mr. Cochennet and our directors for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, engineers and accountants as necessary. We may hire sales and operations employees in 2015 to facilitate go to market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the Company, which would dilute the ownership interest of holders of existing shares of our common stock.

On April 15, 2015, as part of a downsizing to control operating expenditures, conserve working capital, and redirect our sales efforts, we reduced our headcount by nine employees.   We have retained several of these resources on a contracted basis to drive revenue with existing sales leads and pending transactions.  We have also made agreements with key employees to receive stock in lieu of cash payments until sufficient capital is raised to once again support their salaries.  At such time as the Company can provide compensation to these individuals, we will retain their full time support.

We have entered into multiple year employment agreements with our executives, which require us to pay significant salaries to such individuals and contain default provisions, which are material to our operations. In April of 2015 we failed to timely meet our payroll obligations to our employees, which was cured in early May of 2015; however, we continue to need additional working capital to sustain our operations and any future failure to pay our employees or comply with the terms of the employment agreements may have a material adverse effect on our business.

Expected purchase or sale of plant and significant equipment.

We anticipate no substantial investment in plant or equipment during 2015.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	March 31, 2015	December 31, 2014

Current assets	$2,051,734	$2,502,000
Current liabilities	6,686,083	6,270,233
(Deficit)	$(4,634,349)	$(3,768,233)

Changes in cash flows are summarized as follows:

We had a net loss of $1,744,415 for the three months ended March 31, 2015.  This loss was offset by non-cash items including stock issued for services of $122,850, stock issued as payment of debenture interest of $125,591, depreciation and amortization of $21,300, revaluation of warrants of $5,102, and the amortization of discount on debentures of $314,559.  We had cash used by the increase in accounts receivable of $9,248.  We had cash provided due to the decrease in prepaid expenses of $62,786, decrease in inventory of $36,215, increase in accounts payable and accrued expenses of $125,883, increase in deferred revenue of $3,893 and the increase in accrued interest of $14,410.

Our investing activities during the three months ended March 31, 2015 were primarily the purchase of computer equipment in the amount of $16,589.

We had cash provided by financing activities of $577,150 for the three months ended March 31, 2015.  This included proceeds from the sale of units consisting one share of common stock and one warrant.  1,096,800 shares were issued for proceeds of $548,400.  We also received $28,750 from the exercise of warrants.  There was a $360,513 decrease in cash during the three month period ended March 31, 2015.

We had a net loss of $1,204,685 for the three months ended March 31, 2014.  This loss was offset by non-cash items such as stock issued for services of $233,040, stock issued for compensation of $76,500, depreciation and amortization of 21,985, and the amortization of discount on notes payable of $146,743.  We had cash used by the increase in accounts receivable of $674, deposits on inventory of $377,142, the increase in inventory of $373,211, the decrease in accounts payable and accrued expenses of $19,899, and the decrease in deferred revenue of $332.  We had cash provided due to the decrease in prepaid expenses of $70,155, and an increase in accrued interest of $40,957.

We did not have any investing activities during the three months ended March 31, 2014.

We had cash provided by financing activities of $1,200,000 for the three months ended March 31, 2014.  This included proceeds from notes payable to related parties of $475,000 proceeds from notes payable to unrelated parties of $25,000 and proceeds from a line of credit with a bank of $700,000.  There was a $186,563 decrease in cash during the three months ended March 31, 2014.

As a result, we are in immediate need for additional working capital and are forced to seek additional equity or debt financing to meet our ongoing working capital needs. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing through either convertible notes payable, to the extent necessary to augment our working capital.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. Along these lines, in April of 2015 one of our executives, Paul Hughes, resigned and has claimed certain compensation due under his employment agreement due to a change in control, which we disagree with. Mr. Hughes has threatened to pursue legal action against us, but as of the date of this filing no such action has been commenced. To our knowledge as of the date of this report, there are no other material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2014 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, we issued 802,859 shares of common stock, which were previously owed but not issued.

On March 1, 2015, we extended a consulting agreement, which required us to issue the consultant 150,000 shares of our common stock as partial payment for fees due under the agreement. As of the date of this report the shares have not been issued. In addition, this agreement is in the process of being renegotiated.

On March 31, 2015, 105,000 shares of common stock vested pursuant to the terms of the agreement with our Interim CFO (Kathleen Hanrahan). As of the date of this report the shares have not been issued.

During the first quarter of 2015, we sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock (1,096,800 shares of common stock in total) and one Class D five-year warrant to purchase one share of common stock for $0.50 per share.  These shares were purchased by and issued to executives and members of our Board of Directors.   We anticipate these units will be adjusted down to $0.075 to reflect the revised conversion price being sold in a current private placement offering, which will result in the issuance of approximately an additional 6.2 million shares of common stock.

As a result of the $0.50 unit offering, we were required to adjust the exercise price on all of our Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50. These warrants will also be further adjusted downward based upon the revised conversion price of the new debenture offering.

In March of 2015, we authorized and issued 115,000 shares of common stock upon the exercise of warrants and received $28,750 cash.

During the first quarter of 2015, we authorized 251,182 shares of common stock and issued 220,826 shares of common stock in payment of interest on debentures due March 1, 2015.  The remaining 30,356 shares are owed but are unissued as of March 31, 2015.

Subsequent Issuances After Quarter-End

During the first quarter of 2015 through May 12, 2015, we have received $100,000 from our CEO/President, C. Stephen Cochennet, which will be credited towards the purchase of new debentures, which are currently being sold.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

Item 3. Defaults Upon Senior Securities.

We are required to make significant quarterly interest payments under the terms of our outstanding senior secured convertible debentures commencing on March 1, 2015 through maturity of the debentures. In March of 2015 we authorized 251,182 shares of common stock for interest on the debentures and deferred $288,384 of additional interest due on May 1, 2015. Further, in May of 2015 we requested that debenture holders agree to accept shares of common stock for interest or defer such interest payments until June 1, 2015. Negotiations are currently ongoing. Any failure to timely pay interest when due under the debentures is considered a default under the terms of the debenture agreements. We believe we will reach amicable solutions for the payment of interest with all of the debenture holders and will not be in default of the debenture agreements.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Press Releases

On April 1, 2015, we issued a press release disclosing the top 50 most popular voices in U.S. Hospital Security. A copy of the press release is attached hereto as Exhibit 99.13.

On April 7, 2015, we issued a press release disclosing that Q1 2015 was our best quarter since inception. A copy of the press release is attached hereto as Exhibit 99.14.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.2†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.3†	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.4†	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.5†	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.6	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.7	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.8	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.9	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)
10.10	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.11	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.12	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.13	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)

10.14	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.15	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.16	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.17	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.18	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.19	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.20	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.21†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.22	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.23	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)
10.24	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.25	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.26	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.27	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.28	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)
10.29	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.30	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.31	Senior Secured Debenture ($52,680.82) Cranshire Capital Master Fund, Ltd. dated June 13, 2014 (incorporated by reference to Exhibit 10.77 to the Form S-1 filed on August 29, 2014)
10.32	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.33	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.34	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.35	Senior Secured Debenture ($20,372.60) Nolton Enterprises dated August 26, 2014 (incorporated by reference to Exhibit 10.81 to the Form S-1 filed on August 29, 2014)
10.36	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.37	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.38	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
10.39	Senior Secured Debenture ($22,500) Equitec Specialists, LLC dated June 13, 2014 (incorporated by reference to Exhibit 10.85 to the Form S-1 filed on August 29, 2014)
10.40†	Kuty Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.86 to the Form 10-Q filed on November 14, 2014)
10.41†	Cochennet New Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.87 to the Form 10-K filed on March 31, 2015)
10.42†	Hughes Second Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.88 to the Form 10-K filed on March 31, 2015)
10.43†	Grove Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.89 to the Form 10-K filed on March 31, 2015)
10.44†	Rojas Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.90 to the Form 10-K filed on March 31, 2015)
10.45†	Brill Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.91 to the Form 10-K filed on March 31, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Presentation as of January 19, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 20, 2015)
99.7	ADS Tactical Engagement Press Release dated November 25, 2014 (incorporated by reference to Exhibit 99.23 to the Form 10-K filed on March 31, 2015)
99.8	Lessons from Ferguson Press Release dated December 4, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-K filed on March 31, 2015)
99.9	100 Pilot Accounts Press Release dated January 13, 2015 (incorporated by reference to Exhibit 99.25 to the Form 10-K filed on March 31, 2015)
99.10	Texas Hospital Pro V2 Deployment Press Release dated February 4, 2015(incorporated by reference to Exhibit 99.26 to the Form 10-K filed on March 31, 2015)
99.11	Ecuador, Uruguay and Panama Distributor Press Release dated February 18, 2015 (incorporated by reference to Exhibit 99.27 to the Form 10-K filed on March 31, 2015)
99.12	India Sales Opportunities Press Release dated March 6, 2015 (incorporated by reference to Exhibit 99.28 to the Form 10-K filed on March 31, 2015)
99.13	Top 50 Most Popular Voices in U.S. Hospital Security Press Release dated April 1, 2015
99.14	Q1 2015 Best Quarter Since Inception Press Release dated April 7, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: May 14, 2015	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: May 14, 2015	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)