Form 10-Q
period 2015-06-30
Guardian 8 Holdings
filed 2015-08-14
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2015, was 56,381,367, not including 897,333 shares authorized but unissued.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$163,670	$491,988
Accounts receivable, net of allowance for doubtful accounts of $478 and $4,978 as of June 30, 2015 and December 31, 2014	12,530	12,626
Prepaid loan costs	295,105	487,271
Prepaid expenses, other	45,385	50,809
Inventory	1,379,178	1,459,306
Total current assets	1,895,868	2,502,000

Property and equipment:
Fixed assets, net of accumulated depreciation of $154,356 and $116,863 as of June 30, 2015 and December 31, 2014	229,983	255,260

Website, net of accumulated amortization of $23,434 as of June 30, 2015 and December 31, 2014	-	-

Patent, net of accumulated amortization of $5,598 and $4,698 as of June 30, 2015 and December 31, 2014	28,522	29,422

Rent and utility deposits	11,180	11,180
Total assets	$2,165,553	$2,797,862

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$421,705	$235,555
Deferred revenue	11,481	4,513
Accrued interest
Related	3,382	14,071
Unrelated	50,051	311,603
Convertible senior secured debentures, net of discount of $2,840,637 at June 30, 2015 and $1,120,509 at December 31, 2014	-	-
Related	274,840	246,548
Unrelated	4,067,023	5,457,943
Derivative Liability	3,032,501	-
Total current liabilities	7,860,983	6,270,233

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 56,381,367 and 41,416,113 at June 30, 2015 and December 31, 2014	56,382	41,416
Common stock owed but not issued: 897,333 and 1,127,859 at June 30, 2015 and December 31, 2014	897	1,128
Paid in capital	20,274,334	9,997,061
Accumulated deficit	(26,027,043)	(13,511,976)
Total stockholders’ deficit	(5,695,430)	(3,472,371)
Total liabilities and stockholders’ deficit	$2,165,553	$2,797,862

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues	$47,427	$13,967	$95,308	$19,012
Cost of sales	24,803	10,225	54,234	14,104
Gross profit	22,624	3,742	41,074	4,908

Depreciation and amortization	23,100	23,181	44,400	43,143
General and administrative expenses	748,962	851,739	1,895,850	1,788,904
	772,062	874,920	1,940,250	1,832,047
Loss from operations	(749,438)	(871,178)	(1,899,176)	(1,827,139)

Other income (expense):
Interest income	-	737	-	737
Interest expense	(870,568)	(392,653)	(1,465,245)	(641,377)
Loss on extinguishment of debt	(6,118,145)	-	(6,118,145)	-
Change in fair value of derivative liability	(3,032,501)	-	(3,032,501)	-
Total other income (expense)	(10,021,214)	(391,916)	(10,615,891)	(640,640)

Loss before income tax	(10,770,652)	(1,263,094)	(12,515,067)	(2,467,779)
Provision for income tax expense	-	-	-	-
Net loss	$(10,770,652)	$(1,263,094)	$(12,515,067)	$(2,467,779)

Net loss per share - basic and diluted	$(0.23)	$(0.03)	$(0.28)	$ (0.06)

Weighted average shares outstanding – basic and diluted	47,862,401	40,865,616	45,445,207	40,621,946

The accompanying notes are an integral part of these consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Stockholders’ Equity
 For the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2014	37,274,292	$37,273	2,855,979	$2,856	$6,629,143	$(7,004,557)	$(335,285)

Issuance of common stock previously owed	2,855,979	2,856	(2,855,979)	(2,856)	-	-	-
Common stock issued for compensation	171,375	172	362,859	363	255,735	-	256,270
Common stock issued for services	696,960	697	430,000	430	533,427		534,554
Common stock issued for director fees	60,000	60	335,000	335	187,397	-	187,792
Conversion of debentures payable and interest into common stock	357,507	358			178,396	-	178,754
Discounts on notes payable	-	-	-	-	2,027,088	-	2,027,088
Private placement fees	-	-	-	-	185,875	-	185,875
Net loss for the year	-	-	-	-	-	(6,507,419)	(6,507,419)
Balance December 31, 2014	41,416,113	41,416	1,127,859	1,128	9,997,061	(13,511,976)	(3,472,371)

Issuance of common stock previously owed	802,859	803	(802,859)	(803)	-	-	-
Common stock issued for services	105,000	105	255,000	255	134,040	-	134,400
Exercise of warrants	90,000	90	25,000	25	28,635		28,750
Common stock sold for cash	7,312,001	7,312	-	-	541,088	-	548,400
Common stock issued for debenture interest	3,088,727	3,089	292,333	292	548,861	-	552,242
Revaluation of Class A and Class B warrants	-	-	-	-	35,711	-	35,711
Conversion of debentures payable and interest into common stock	3,566,667	3,567	-	-	263,933	-	267,500
Reduction of conversion price of debentures	-	-	-	-	7,969,780	-	7,969,780
Recognition of discount on change in fair values of warrants	-	-	-	-	535,100	-	535,100
Recognition of discount on June 2, 2015 debenture issuances	-	-	-	-	220,125	-	220,125
Net loss for the six months	-	-	-	-	-	(12,515,067)	(12,515,067)
Balance, June 30, 2015	56,381,367	$56,382	897,333	$897	$20,274,334	$(26,027,043)	$(5,695,430)

The accompanying notes are an integral part of these consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,515,067)	$(2,467,779)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	134,400	409,010
Stock issued for compensation	-	76,500
Stock issued as debenture interest payments	552,242	-
Depreciation and amortization	44,400	43,143
Revaluation of warrants and convertible debt	5,566,022	-
Amortization of discount on notes payable	-	154,881
Amortization of discount on convertible debentures	1,474,566	94,376
Change in fair value of derivative liability	3,032,501
Change in operating assets and liabilities:
Accounts receivable	96	(3,499)
Other receivable	-	(7,000)
Prepaid loan costs	192,166	(436,559)
Prepaid expenses	5,424	84,229
Deposits on inventory	-	(149,016)
Inventory	80,128	(834,915)
Rent and utility deposits	-	(13,330)
Accounts payable and accrued expenses	186,150	(41,460)
Deferred revenue	6,968	(619)
Accrued interest	(272,241)	7,705
Net cash (used) by operating activities	(1,512,245)	(3,084,333)
Cash flows from investing activities:
Purchase of property and equipment	(18,223)	(50,938)
Net cash (used) by investing activities	(18,223)	(50,938)
Cash flows from financing activities:
Proceeds from common stock sales	548,400	-
Proceeds from exercising warrants	28,750	-
Proceeds from notes payable, related parties	-	475,000
Proceeds from notes payable, unrelated parties	-	25,000
Proceeds from bank line of credit	-	900,000
Proceeds from convertible senior secured debentures	625,000	7,000,000
Repayment of notes payable, related parties	-	(1,498,933)
Repayment of notes payable, unrelated parties	-	(125,000)
Repayment of bank line of credit	-	(900,000)
Cash flows from financing activities	1,202,150	5,876,067

Net (decrease) increase in cash and cash equivalents	(328,318)	2,740,796
Cash and cash equivalents, beginning of period	491,988	305,649

Cash and cash equivalents, end of period	$163,670	$3,046,445

Supplemental cash flow information:
Interest paid in cash	$-	$9,227
Number of shares issued for interest	3,381,060	-
Interest paid in common stock	$522,242	-
Income taxes paid	$-	$-
Non-cash financing activity:
Loan fees paid in conjunction with warrants granted to placement agents in convertible debenture offering	$-	$185,874
Stock issued for services	$134,400	$409,010
Number of shares issued for services	360,000	892,289
Amount of debt and accrued interest converted	$267,500	-
Number of shares issued on conversion of debt and accrued interest	3,566,667	-
Stock issued for compensation	$-	$76,500
Number of shares issued for compensation	-	150,000
Discount recognized on debentures payable	220,125	1,872,207

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

Principles of consolidation

For the three and six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of June 30, 2015 and December 31, 2014, there were cash equivalents of $163,670 and $491,988 respectively.

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  In addition to the prepayment terms, the supplier also provides the Company with a 2% overallotment of units to replace any fallout during incoming receiving inspection.  The Company recognized the total number of units received and in stock at the end of the period, and allows for a 2% scrap allowance to offset any potential losses incurred.  As of June 30, 2015, the Company has paid for and received all deliveries associated with initial purchase orders and has reserved $59,510 to offset any units scrapped during inspection of units not yet performed as of this date.  No additional purchase orders are pending.  As of June 30, 2015 there are approximately 10,600 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there is no inventory considered obsolete.

Accounts receivable

Accounts receivable are customers outstanding balances carried on a gross basis less allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  We review these policies on a quarterly basis and based on these reviews, we believe we maintain adequate reserves.  At June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $478 and $4,978, respectively. Interest is not accrued on overdue accounts receivable.

Revenue recognition

Revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Revenues for the six months ended June 30, 2015 and 2014 were $95,308 and $19,012, respectively.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  As of June 30, 2015 and December 31, 2014, the Company recorded $11,481 and $4,513 as deferred revenue, respectively.  Extended warranty expense for the six months ended June 30, 2015 and 2014 was $3,483 and $955, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaled $94,353 and $107,248 for the six months ended June 30, 2015 and 2014 respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, debentures payable and related accrued interest, and derivative liability.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 13 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have any impaired assets as of June 30, 2015 or December 31, 2014.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended June 30, 2015 and 2014, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of June 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 23,485,923 from warrants and debt totaling $7,182,500 that is convertible into 95,766,667 common shares.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2015, the Company has an accumulated deficit of $26,027,043, and the Company’s current liabilities exceed current assets by $5,965,115.

The Company’s activities since inception have been financially sustained by issuance of common stock, debentures and related party loans. The Company intends to raise additional funding to continue its operations through contributions from the current shareholders and stock issuance to other investors and additional investment in debentures.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock, repay its outstanding debt, and, ultimately, to achieve of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

During the six months ended June 30, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881. As of June 30, 2014, the loan costs were fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures are due. As of June 30, 2015 and December 31, 2014, the balance on these loan costs was $171,375 and $382,305, respectively.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures are due.  As of June 30, 2015 and December 31, 2014, the balance on these loan costs was $46,076 and $104,966, respectively.

On June 2, 2015, the Company issued convertible senior secured debentures (See Note 8).  From these debenture, the Company incurred loan costs in the amount of $77,654, which are being amortized over fourteen months, which is the period for which the debentures are due.  As of June 30, 2015, the balance on these loan costs was $72,107.

Note 4 – Property and equipment

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Equipment	$98,459	$96,379
Tooling	127,436	127,436
Computer equipment	58,415	42,272
Warehouse equipment	11,649	11,649
Leasehold Improvements	54,452	60,459
Furniture and fixtures	33,928	33,928
	384,339	372,123
Less accumulated depreciation	(154,356)	(116,863)
	$229,983	$255,260

Note 5 – Deposit on Inventory

As of June 30, 2015 the Company had no outstanding deposits on inventory or prepaid inventory in transit.  On December 31, 2014 the Company had prepaid inventory of $22,674 which was in transit from the manufacturer and received in January 2015.

Note 6 – Bank line of credit

On January 17, 2014, the Company entered into a revolving line of credit agreement with Cornerstone Bank, N.A.  The agreement provided for an aggregate of up to $700,000, which was increased to $900,000 on April 28, 2014, at any time outstanding pursuant to a revolving line of credit and matured on January 16, 2015.  The agreement was secured by inventory, work in process, accounts receivable, a letter of credit, and was personally guaranteed by the Company’s Chief Executive Officer/President.  Interest was at 6% per annum, with monthly interest payments to be paid by the Company.

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  As of June 30, 2014, the bank line of credit was fully paid and the pledged letter of credit terminated.

Note 7 – Notes payable

On September 1, 2013, the Company had a total of $615,000 of the original $650,000 in notes payable outstanding to its CEO and directors, with an additional $33,933 owed in accrued interest.  This debt, previously due on September 1, 2013 through November 30, 2013, was exchanged for three new unsecured notes payable totaling $648,933.  Each of these notes were to mature on April 30, 2014, bearing interest at 12% per annum, and included a three-year warrant for every $1.00 of principal amount of each note.  The warrants were exercisable at $0.40 per share.  The notes were subsequently extended with a due date of July 15, 2014 however, the notes payable and related accrued interest were paid off as of June 30, 2014.

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

On April 18, 2014, the Company issued a note payable in the amount of $90,000 to a related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off in June 2014.

On May 9, 2014, the Company issued a note payable in the amount of $25,000 to a related party.  The note was unsecured, bearing interest at 12% and was payable on July 15, 2014.  The note and related accrued interest were paid off in June 2014.

These notes payable were paid June 2, 2014 from proceeds of the sale of debentures.  Notes payable balances were $0 as of June 30, 2015 and December 31, 2014.  Total interest expense on notes payable was $0 and $63,677 for the six months ended June 30, 2015 and 2014, respectively.

Note 8 – Convertible Senior Secured Debentures

Through June 30, 2015, the Company has issued the following convertible Senior Secured Debentures:

	1st Closing		2nd Closing		3rd Closing

1. Date of issuance	May 27, 2014		June 2, 2014		June 2, 2015

2. Original gross amount of debentures		$5,250,000		1,750,000		$625,000

3. Amended Maturity*			Due	July 31, 2016

4. Interest rate		8%		8%		8%
	from	May 27, 2014	from	June 2, 2014	from	June 2, 2015

	1st Closing		2nd Closing	3rd Closing
5. Class C warrants to debenture holders:
Number issued		5,250,000	1,750,000		625,000
Exercise price per share**	$		0.10	-
Term			5 years

* - The maturity date was extended from September 30, 2015 to July 31, 2016 in accordance with the duly exercised First Amendment to Securities Purchase Agreement effective June 2, 2015.

** - The exercise price was reduced to $0.50 as of March 10, 2015, due to the sale of shares, in accordance with the requirements of the debenture agreements.  The exercise price was again reduced to $0.10 on June 2, 2015 due to the issuance of additional debentures.

6.  Conversion Rights

The debentures may be converted by each buyer at any time through maturity, either in whole or in part, up to the full principal amount and accrued interest thereunder into shares of common stock at $0.075 per share.

The Company may force conversion of the debentures into shares of common stock at $0.075 per share, either in whole or in part, if the closing sale price of shares of common stock during any ten consecutive trading days has been at or above $0.20 per share.

In the event the average closing price of the common stock for the ten trading days immediately preceding, but not including, the maturity date of the debentures is equal to or greater than $0.20, then on the maturity date, the buyers must convert all remaining principal due under the debentures.

Upon conversion of any debentures, an additional Class C Warrant will be issued under the same terms and same amount as the warrants issued in the debenture sale.

7.  Security of Debentures. The debentures are guaranteed, pursuant to “Secured Guaranty” and “Pledge and Security Agreement by Guardian 8 Corporation and secured interest in all of the assets of the company and Guardian 8 Corporation.

8.  Registration Rights. The Company agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company was obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty day period up to a maximum of six percent, (i) that the registration statement had not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.  On October 29, 2014 the Company’s registration statement was declared effective. The registration statement is currently not effective; however, debenture holders are able to utilize Rule 144 for the resale of common stock underlying the debentures.

9.  Valuation of Warrants.  The Company valued its Class C warrants based upon the change in terms under the June 2, 2015 amendment. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $535,100. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14, and exercise price $0.10.  The discount will be amortized over the remaining thirteen months to maturity on July 31, 2016.  Based upon the change in terms of the June 2, 2015 amendment, the Company accounted for the change in terms as an extinguishment of debt pursuant to ASC Topic 470-50 and recorded a loss on the extinguishment of $6,118,145.  Substantially all of the loss was based upon the change in the fair value of conversion feature of the subject debt from $0.50 per share to $0.10 per share.

In connection with the issuance of $625,000 of convertible debt on June 2, 2015, the Company granted 625,000 warrants. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $220,125. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14 per share, and exercise price $0.10.  The discount of $2,840,637 as of June 30, 2015 will be amortized over the remaining thirteen months to maturity on July 31, 2016.

10.         $455,000 of the debentures were to related parties.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of June 30, 2015, the costs paid to this attorney for the filings, drawings, and research totaled $23,735.  These costs have been capitalized and are being amortized over a 15-year life.

Note 10 – Stockholders’ equity

On January 1, 2014, there were 37,274,292 common shares issued and outstanding, 2,855,979 common shares owed but not issued, and no preferred shares issued.  As of June 30, 2015, all of the shares owed but not issued have been issued to their respective parties.

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of June 30, 2015.

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

On March 31, 2014, the Company authorized and recognized the expense for the issuance of 150,000 shares of common stock, valued at $76,500 to its CEO pursuant to the terms of his employment agreement.  These shares were issued in May 2014.

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

During the first half of 2015, the Company authorized 360,000 shares, valued at $134,400 for services.  210,000 shares were authorized in accordance with the interim CFO agreement and 150,000 were authorized for a consultant.  105,000 shares were issued to the interim CFO in April 2015 and as of June 30, 2015, the consultant shares and 105,000 CFO shares have not been issued.

The Company authorized 115,000 upon the exercise of warrants and received $28,750 cash.  90,000 shares were issued in January 2015 and the remaining 25,000 shares are owed as of June 30, 2015.

On March 10, 2015, the Company authorized and subsequently issued 1,096,800 shares for $548,400 cash.  These shares were purchased by and issued to executives and members of the Board of Directors of the Company.  As a result of the cash sale of 1,096,800 shares at $.50 per share and a warrant with an exercise price of $.50, we are required to ratchet down all Class A, B and C warrants.  In addition, on June 2, 2015 the Company revised the share price of this cash investment from $.50 per share to $.075 per share.  As a result an additional 6,215,201 shares were issued to these investors in June 2015.

In addition, during the first quarter of 2015, the Company authorized 251,182 shares and issued 220,826 shares in payment of interest on debentures due March 1, 2015.  5,041 shares were issued in June 2015 and the remaining 25,315 shares are owed but are unissued as of June 30, 2015.  The 251,182 shares were valued at $125,591.

On June 1, 2015, the Company authorized 3,125,499 additional shares for payment of interest to debenture holders for interest through June 1, 2015.  2,858,481 shares were issued on June 1, 2015 and 267,018 shares are owed as of June 30, 2015.  The 3,125,499 shares were valued at $426,006.

During June 2015, by request from debenture owners that their debentures be converted, the Company issued 3,566,667 shares pursuant to the terms of the debenture agreements in addition to 4,379 shares for accrued interest.  The conversion shares valued at $267,500 were issued in June 2015.  4,379 interest shares valued at $645 were issued for accrued interest through the date of conversion.

The Company valued its Class C warrants based upon the change in terms under the June 2, 2015 amendment. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $535,100. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%%, volatility 119.05%, trading price $0.14, and exercise price $0.10.  The discount will be amortized over the remaining thirteen months to maturity on July 31, 2016. Based upon the change in terms of the June 2, 2015 amendment, the Company accounted for the change in terms as an extinguishment of debt pursuant to ASC Topic 470-50 and recorded a loss on the extinguishment of $6,118,145.  Substantially all of the loss was based upon the change in the fair value of conversion feature of the subject debt from $0.50 per share to $0.10 per share.  The loss in addition to the change in discount of $1,851,635 resulted in $7,969,780 additional paid in capital.

In connection with the issuance of $625,000 of convertible debt on June 2, 2015, the Company granted 625,000 warrants. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $220,125. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14 per share, and exercise price $0.10.  The discount of $2,840,637 as of June 30, 2015 will be amortized over the remaining thirteen months to maturity on July 31, 2016.

As of June 30, 2015, there were 56,381,367 common shares issued and outstanding, 897,333 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of June 30, 2015 and December 31, 2014 there were no outstanding options.

Warrants

On January 1, 2014, there were 13,376,623 warrants outstanding.

During the year ended December 31, 2014, there were 500,000 warrants issued with notes payable, 7,000,000 warrants issued with debentures, 175,000 warrants issued for debenture conversions, and 560,000 warrants issued for broker fees.  There were no warrants exercised.

As of December 31, 2014, there were 21,611,623 warrants outstanding.

During the first quarter of 2015, 115,000 warrants were exercised at $0.25 per share.

In conjunction with the sale of 1,096,800 shares of common stock for $548,400 in the first quarter 2015, the Company issued 1,096,800 warrants to purchase common shares at $0.50 for a period of five years.  These shares and warrants were purchased by and issued to executives and members of the Board of Directors of the Company.

In connection with the duly exercised Amendment to Securities Purchase Agreement dated June 2, 2015 the Company reduced the exercise price of all of its Class C Warrants from $0.50 per share to $0.10 per share. The Company valued its Class C warrants on the date of change using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $535,100. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%%, volatility 119.05%, and a trading price $0.14 per share and exercise price $0.10.  The discount will be amortized over the remaining thirteen months to maturity on July 31, 2016.

In March 2015, the Company changed its exercise price of its Class A and B warrants from prices ranging from $0.55 to $0.75 per share to $0.50 per share.  The Company valued these warrants at $220,141 on the date of change using the Black-Scholes option pricing model and treated the change in value as additional compensation which is being expensed over the remaining lives of the various warrants. The assumptions used in the pricing model were:  terms ranging from approximately 5 months to four years and three months, risk free interest rate .ranging from 1.10% to 1.62%, volatility ranging from 112.04% to 125.00%, and a trading price $0.45 per share and exercise price $0.50. Amortization charged to operations during the six months ended June 30, 2015 amounted $35,711.

Also in connection with the duly exercised Amendment to Securities Purchase Agreement dated June 2, 2015 the Company reduced the exercise price of all of its remaining outstanding warrants from $0.50 per share to $0.10 per share. The Company valued the change in the fair value of these warrants at June 2, 2015 at $512,713, which is being amortized into operations over the remaining terms of the various warrants. The Company valued these warrants on the date of change using the Black-Scholes option pricing model and. The assumptions used in the pricing model were:  term ranging from 2 months to 8.5 years, risk free interest rates ranging from  0.28%%, to 2.07%, volatility ranging from 117.73%, to 189.34%, trading price $0.14 per share and exercise price $0.10.

Amortization charged to operations on the increase in the above warrant values due to the reduction in the exercise prices during the six months ended June 30, 2015 amounted $35,711.

In June 2015, 267,500 warrants were issued in conjunction with debenture conversions.

In June 2015, 625,000 warrants were issued in conjunction with the sale of additional debentures.

As a result of the $0.50 unit offering in February 2015, the Company was required to adjust the exercise price on all of its Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.  In June 2015 the exercise price of the Class A, B and C warrants were further adjusted down to $0.075 per share.  See Note 10 for the explanation of the revaluation of the Class A, B and C warrants.

A summary of warrants as of June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2015	-	$-	21,611,623	$0.15
Granted	-	-	1,989,300	0.10
Cancelled	-	-	-	-
Exercised	-	-	(115,000)	0.25
Outstanding 6/30/2015	-	$-	23,485,923	$0.14

Note 12 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease ran from January 2012 to March 2014 at a rate of $1,907 per month.

On July 1, 2014, the Company entered into a forty-month office lease agreement for a lease period beginning October 1, 2014 and ending on October 31, 2017.  The lease requires monthly payments of $5,988.  Future minimum lease payments are $71,856 for the years ending December 31, 2015 and 2016.  Future minimum lease payments are $59,880 for December 31, 2017.

Rent expense was $33,877 and $14,724 for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2014, the Company issued notes payable and warrants to related parties.  See Note 7 for further details.

See Note 14 for details on stock issued to employees and related party consultants per their employment or consulting contracts with the Company.

See Notes 10 and 11 for details of stock sold to executives and members of the Company’s Board of Directors.

Note 13 – Derivative Liability

At June 30, 2015, the Company recognized a derivative liability and a correlating charge to operations in the amount of $3,032,501 pursuant to ASC Topic 815-25-19 “Contracts in Entity's Own Equity” as the total number of Company’s committed common shares and the number of actual common shares outstanding at June 30, 2015 exceeded the number of common shares the Company currently is authorized to issue. The liability was computed based upon the fair value of the committed and outstanding shares. The committed shares consisted of $7,182,500 of debt convertible into 46,803,566 shares of common stock and 23,485,923 common stock warrants. In the valuation, the Company used the trading price of its common stock at June 30, 2015 of $0.11 per share.

Note 14 – Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of June 30, 2015 or 2014; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Fair Value
Convertible senior secured debentures	-	$4,341,863	-	$4,341,863

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Convertible senior secured debentures	-	$5,704,491	-	$5,704,491

Note 15 – Income Taxes

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

The Company’s operations for the six months ended June 30, 2015 and 2014 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to June 30, 2015.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2015. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Note 16 – Employment Contracts

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

Effective January 1, 2015, the Company entered into the second amended and restated employment agreement with its COO.  The COO had the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the COO earned a base salary of $170,000.  This agreement was terminated as of May 1, 2015.

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

Effective January 1, 2015, the Company entered into an amended and restated employment agreement with its Vice President of Customer Support.  The Vice President of Customer Support has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the Vice President of Customer Service shall earn an initial base salary of $100,000.

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

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.   In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began on January 1, 2013 and will continue until the Company completes certain requirements per the agreement.  On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the potential term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock, based upon the actual number of months served.  As of December 31, 2014, 515,000 shares have vested, leaving 420,000 shares reserved as of December 31, 2014.  During the first two quarters of 2015, 210,000 shares were authorized under this agreement, and 210,000 remain available under the agreement.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

On March 11, 2014, the Company entered into an employment agreement with its Lead Engineer.  The Lead Engineer has the ability to earn shares of common stock over the term of the agreement, which runs through March 30, 2016.  The Company reserved 82,287 shares of its common stock as required by the agreement.  Per the agreement, the Company will issue up to 27,429 common shares per year.  As of December 31, 2014, 60,000 common shares have been authorized and 22,287 shares remain reserved.  In addition, the Lead Engineer shall earn an initial base salary of $96,000, which began on March 11, 2013.

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

Note 17 – Public and Investor Relations Agreements

On March 1, 2013, the Company entered into a one-year agreement with a public relations firm to assist with public relations as the Company moves into scaled production and distribution.  The contract will be executed on a project-by-project basis, beginning with media assistance provided at an industry conference in April 2013.  All monies paid under this contract were classified in sales, general and administrative expenses as a marketing expenditure. This agreement terminated on February 28, 2014.

On August 30, 2013, the Company entered an agreement with an investor relations firm for a period of 12 months, ending May 26, 2014, with the right to cancel services at the end of each subsequent three-month period.  The terms of the agreement called for the issuance of 142,000 common shares to be issued for the first three-months of service ending November 26, 2013, and then the equivalent number of shares required to compensate for the $50,000 per period thereafter.  This agreement was terminated on May 26, 2014.

On October 29, 2013, the Company entered an agreement with a digital marketing services firm for a period of twelve months and ended October 31, 2014.  The terms of the agreement called for a payment of $70,200 for the twelve months of service.  The agreement was terminated on October 31, 2014.

On September 8, 2014, the Company entered an agreement with a social media firm for a period of six months that ended March 8, 2015.  The agreement provided the right to cancel services upon 30 days-notice. The terms of the agreement called for payment of $4,750 per month.  This agreement was terminated on November 30, 2014.

On September 8, 2014, the Company entered an agreement with digital sales and marketing firm for a period of three months that ended December 8, 2014.  The terms of the agreement called for payment of $32,000 per month paid 50% cash and 50% common stock.

On September 30, 2014, the Company entered into a sales referral agreement with commissions of 5%.

On October 1, 2014, the Company entered an agreement with a national distributor for a period of three years which ends September 30, 2017.  The agreement provided the right to cancel services upon 30 days-notice.  The terms of the agreement call for commission of 15%.

On October 14, 2014, the Company entered an agreement with a Federal agency marketing firm for a period of three months that ended January 13, 2015.  The terms of the agreement called for a payment of $57,000 for the three months of service.  This agreement was extended to July 15, 2015.

On November 5, 2014, the Company entered an agreement with a digital marketing and public relations firm for a period of six months ending May 5, 2015. The terms of the agreement called for payments of $36,000 per quarter.  On April 12, 2015 this agreement was cancelled.

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

On March 1, 2015, the Company extended an agreement with a Federal agency marketing firm for a period from January 15, 2015 through July 15, 2015.  The terms of the agreement require monthly payments of $12,500 for the term of the agreement and 150,000 shares of the Company’s restricted common stock.

Note 18 – Subsequent events

On July 29, 2015, the Company approved a stock incentive plan authorizing the issuance of up to 6,750,000 shares of common stock under the plan and granted restricted stock awards to seven of its employees for a total of 4,022,613 shares. These shares will vest and be issued on January 1, 2016 assuming each of the employees remained employed by the Company through such date.

On July 29, 2015, the Company authorized the issuance of 105,000 shares of common stock, which vested pursuant to the terms of the agreement with its Interim CFO (Kathleen Hanrahan) on June 30, 2015. As of the date of this report the shares have not been issued.

On July 29, 2015, the Company authorized the issuance of 25,000 shares of common stock upon the exercise of warrants for $6,250 in cash received in January of 2015. As of the date of this report the shares have not been issued.

On July 31, 2015, the Company conducted the Second Closing pursuant to the sale of additional Senior Secured Debentures for $50,000 and issued 50,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to one accredited investor, which is a related party of its CEO/President.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or global economic, market and political conditions;
·	our ability to diversify our operations;
·	actions and initiatives taken by both current and potential competitors;
·	supply chain disruptions for components used in our product;
·	manufacturers inability to deliver components or products on time;
·	inability to raise additional financing for working capital or the acquisition of capital at terms unfavorable to our investors;
·
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
our ability to efficiently manage and repay our debt obligations;
·	inability to efficiently manage our operations;
·	inability to achieve future operating results;
·	the unavailability of funds for capital expenditures
·	our ability to recruit and hire key employees;
·	the inability of management to effectively implement our strategies and business plans; and
·	the other risks and uncertainties detailed in this report.

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

For the six months ended June 30, 2015 and 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.  Beginning July 1, 2013 as product revenues became sustainable, the Company transitioned from reporting as a development stage entity to an operating entity.  As a result, the financial statements included in this filing have been presented accordingly.

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

The Company initiated development efforts on the new consumer product, which is targeted for release in 2016.  During the year ended December 31, 2014, the Company expensed $314,000 for these development efforts.  Engineering on the new consumer product has been suspended as of March 31, 2015.

During the second quarter of 2015, at the request of several potential distributors and investors, our engineering team created a modified version of our ProV2 for consumer use.  This new consumer version was introduced July 1, 2015 and is currently being sold under a pilot program, as a “Limited Edition” ProV2.

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

Due to recent events we shifted our sales efforts, and downsized our Company to accommodate the change in sales strategy from an internal sales force approach to sales through national distribution partners.  The Company is working to develop a new network of distributors and has announced retail price increases to provide distributor margins while preserving existing gross margins.

In the second quarter of 2014, the Company borrowed $7,000,000 in the form of senior secured convertible debentures, which mature in November of 2015. The debentures require interest payments on March 1, and June 1, 2015.  The Company recorded interest under this debt totaling $552,243 during the six months ended June 30, 2015.  As is provided under the debentures, this interest can be paid with shares of the Company’s common stock in lieu of cash.  As a result, 3,381,060 shares of common stock were authorized, of which 3,088,727 were issued and 292,333 were owed as of June 30,2015.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to locate sources of capital, repay our existing debt instruments, and attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $95,308 and $19,012 in revenues for the six months ended June 30, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and debentures payable.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the six months ended June 30, 2015 and 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

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

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its ProV2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  In addition, our purchase agreement also requires our supplier to provide a 2% over allotment of product shipped to replace any units that might fall out during incoming receiving inspection at our facility in Scottsdale.  At the time of receipt, we record the full value of all units received, and record a scrap allowance equivalent to the 2% overallotment provided.  As of June 30, 2015, the Company has paid for and received all deliveries associated with initial purchase orders, and has recorded a scrap reserve against the inventory balance of $59,510.  No additional purchase orders are pending and there are approximately 10,600 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months.

Inventory is priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there is no inventory considered obsolete.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $94,353 and $107,248 for the six months ended June 30, 2015 and 2014, respectively. The Company intends to continue investing in the development of future products, including engineering the current Pro V2 device for use in the consumer market and a potential consumer only product in the future.

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

From January 1, 2015 through March 10, 2015, we sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $0.50 per share.

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

On March 13, 2015 the Company authorized 251,182 shares and issued 220,826 shares in payment of interest on debentures due March 1, 2015.  5,041 shares were issued in June 2015 and the remaining 25,315 shares are owed but are unissued as of June 30, 2015.  The 251,182 shares were valued at $125,591.

On June 2, 2015 the Company received proceeds from the sale of $625,000 debentures.  Proceeds from the debentures included $77,655 fees and expenses.

Results of Operations for Guardian 8 Corporation for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase/ (Decrease)

Revenues	$95,308	$19,012	$76,296
Cost of sales	54,234	14,104	40,130
Gross Profit	41,074	4,908	36,166
Operating Expenses	1,940,250	1,832,047	108,203

Net (loss) from operations	(1,899,176)	(1,827,139)	(72,037)
Interest income	-	737	(737)
Interest expense	(1,465,245)	(641,377)	(823,868)
Loss of extinguishment of debt	(6,118,145)	-	(6,118,145
Change in fair value of derivative liability	(3,032,501)	-	(3,032,501)

Net (loss)	$(12,515,067)	$(2,467,779)	$(10,047,288)

Net (loss) per share	$(0.28)	$(0.06)	$(0.22)
Weighted average shares outstanding	45,445,207	40,621,946

During the six months ended June 30, 2015 and 2014, we had revenues of $95,308 and $19,012, respectively.  This is an increase of $76,296.  Cost of sales increased $40,130 from $14,104 in the six months ended June 30, 2014 to $54,234 during the six months ended June 30, 2015.  Gross Profit increased $36,166 from $4,908 in the six months ended June 30, 2014 to $41,074 during the six months ended June 30, 2015.  Gross Profit as a percent of sales increased from 26% in the first half of 2014 to 43% in the first half of 2015.  Sales increased due to the addition of new customers and follow on orders from existing customers.  Gross Profits increased due to efficiencies in fulfillment services and a price increase to accommodate distributor margins.

Operating expenses totaled $1,940,250 and $1,832,047 for the six months ended June 30, 2015 and 2014, respectively, an increase of $108,203.  Included in operating expenses are research and development costs of $94,353 and $107,248 for the six months ended June 30, 2015 and 2014.  During 2015, payroll increased $113,528 as a result of additional head count in the first half of the year, and marketing increased $153,916.  Both of these expenditures were offset by a reduction in consultant fees of $338,032.  The Company also incurred increases in investor relations of $35,077, travel of $34,795 and other expenses of $61,814.  Also included in the increases for 2015, was the accrual of $60,000 in director fees.

Interest expense increased $823,868 to $1,465,245 in the first half of 2015.  The increase is due to interest payable to debenture holders, amortization of the discount on the debentures and amortization of prepaid loan costs.

The Company recorded a loss on extinguishment of debt in the amount of $6,118,145 during the three months ended June 30, 2015.  This was the result of revaluation of the debentures caused by the change in the stated terms.  Specifically, the debentures were modified to reflect a reduction in conversion rates, a reduced strike price on warrants, and an eight-month extension of the original maturity date.  Also recorded with the revaluation was a non-recurring loss of $3,032,501.  This loss was offset by a derivative liability to account for the lack of authorized shares required to convert the increased common share and warrant count.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Results of Operations for Guardian 8 Corporation for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase/ (Decrease)

Revenues	$47,427	$13,967	$33,460
Cost of sales	24,803	10,225	14,578
Gross Profit	22,624	3,742	18,882
Operating Expenses	772,062	874,920	(102,858

Net (loss) from operations	(749,438)	(871,178)	121,740
Interest income	-	737	(737)
Interest expense	(870,568)	(392,653)	(477,915)
Loss of extinguishment of debt	(6,118,145)	-	(6,118,145
Change in fair value of derivative liability	(3,032,501)	-	(3,032,501)

Net (loss)	$(10,770,652)	$(1,263,094)	$(9,507,558)

Net (loss) per share	$(0.23)	$(0.03)	$(0.20)
Weighted average shares outstanding	47,862,401	40,865,616

During the three months ended June 30, 2015 and 2014, we had revenues of $47,427 and $13,967, respectively.  This is an increase of $33,460.  Cost of sales increased $14,578 from $10,225 in the three months ended June 30, 2014 to $24,803 during the three months ended June 30, 2015.  Gross Profit increased $18,882 from $3,742 in the three months ended June 30, 2014 to $22,624 during the three months ended June 30, 2015.  Gross Profit as a percent of sales increased from 27% in the second quarter of 2014 to 48% in the second quarter of 2015.  Sales increased due to the addition of new customers and follow on orders from existing customers.  Gross Profits increased due to efficiencies in fulfillment services and a price increase to accommodate distributor margins.

Operating expenses totaled $772,602 and $874,920 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $102,858.  Included in operating expenses are research and development costs of $41,757 and $78,459 for the three months ended June 30, 2015 and 2014.  During 2015, marketing increased $193,079 which was offset by a reduction in consultant fees of $187,188 and payroll of $25,628.  All other operating expense categories netted a reduction of $46,419 from the three months ended June 30, 2015 and 2014, respectively.

Interest expense increased $477,915 to $870,568 in the second quarter of 2015.  The increase is due to interest payable to debenture holders, amortization of the discount on the debentures and amortization of prepaid loan costs.

The Company recorded a loss on extinguishment of debt in the amount of $6,118,145 during the three months ended June 30, 2015.  This was the result of revaluation of the debentures caused by the change in the stated terms.  Specifically, the debentures were modified to reflect a reduction in conversion rates, a reduced strike price on warrants, and an eight-month extension of the original maturity date.  Also recorded with the revaluation was a non-recurring loss of $3,032,501.  This loss was offset by a derivative liability to account for the lack of authorized shares required to convert the increased common share and warrant count.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2015, our cash balance was $163,670. Our plan for satisfying our cash requirements for the next twelve months is through the continued expansion of sales and operating functions, funds from additional offerings of our common stock, sales of additional convertible debentures or other debt instruments, third party financings and revenue generated through the sales of our products and training services.  Although we may not generate sufficient amounts of revenues to meet our working capital requirements during the next twelve months, we believe we will be able to raise alternate sources of additional capital to fund operations.

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

We anticipate incurring operating losses over the next twelve months as we continue to grow our distribution channels. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As a result of our ongoing need for cash, we have begun to explore merger and acquisition discussions with private and public companies with a desire to enter into the ENL industry. At the time of this Report, we have not entered into any agreements for such a transaction and there can be no assurances we will entire into such an agreement in the future.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which will have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $94,353 and $107,248 for the six months ended June 30, 2015 and 2014, respectively.   In order to complete the development of a consumer version of our existing product, we anticipate expending up to $500,000 in the coming year.  This will be contingent upon our ability to raise capital and generate sufficient market support for the product.

In addition to investments in research and development expenditures, we have also retained the services of a patent attorney to assist us with the filing and protection of key utility applications, as well as future technologies to be incorporated in next generation products for the commercial security and consumer markets.  Costs associated with the filing of intellectual property have been capitalized and will be amortized over the 20-year life of the original patents.

Changes in the number of employees.

As of June 30, 2015 we had nine full-time employees, C. Stephen Cochennet, Chief Executive Officer, Will Grove, Vice President of Finance, Gary Kuty, Vice President of Sales, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer, a master trainer, a sales and customer service representative, a direct sales person, and one administrative support person for Guardian 8 Corporation. Our Chief Operating Officer, resigned effective as of May 1, 2015. We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are managed by C. Stephen Cochennet with the assistance of our board of directors. We look to Mr. Cochennet and our directors for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, and accountants as necessary. We may hire sales and operations employees in 2015 to facilitate go-to-market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the Company, which would dilute the ownership interest of holders of existing shares of our common stock.

On April 15, 2015, as part of a downsizing to control operating expenditures, conserve working capital, and redirect our sales efforts, we reduced our headcount by nine employees.   We have retained several of these resources on a contracted basis to drive revenue with existing sales leads and pending transactions.  We have also made agreements with key employees to defer or receive stock in lieu of cash payments until sufficient capital is raised to once again support their salaries.  At such time as the Company can provide compensation to these individuals, we will retain their full time support.

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

We anticipate no substantial investment in plant of equipment during the remainder of 2015.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	June 30, 2015	December 31, 2014
Current assets	$1,895,868	$2,502,000
Current liabilities	7,860,983	6,270,233
Working capital (deficit)	$(5,965,115)	$(3,768,233)

Changes in cash flows are summarized as follows:

We had a net loss of $12,515,067 for the six months ended June 30, 2015.  This loss was offset by non-cash items such as stock issued for services of $134,400, stock issued as debenture interest payments of $552,242, and depreciation and amortization of $44,400.  Additional non-cash items include the revaluation of debenture discounts and warrants of $5,566,022, amortization of discounts on convertible debentures of $1,474,566 and the change in derivative liability of $3,032,501.  We had cash provided due to the decrease in accounts receivable of $96, prepaid loan costs of $192,166, prepaid expenses of $5,424, and inventory of $80,128.  We also had cash provided due to the increase in accounts payable and accrued expenses of $186,149, and in deferred revenue of $6,968.  We had cash used by the decrease in accrued interest of $272,241.  Total cash used by operating activities was $1,512,245 during the six months ended June 30, 2015.

Our investing activities during the six months ended June 30, 2015 were primarily the purchase of computer equipment in the amount of $18,223.

We had cash provided by financing activities of $1,202,150 for the six months ended June 30, 2015.  This included proceeds from the sales of units consisting of one share of common stock and one warrant.  7,312,001 shares were issued for cash proceeds totaling $548,400.  We also received $28,750 from the exercise of warrants.  In addition, we received $625,000 from the sales of debentures on June 2, 2015.

We had a net loss of $2,467,779 for the six months ended June 30, 2014.  This loss was offset by non-cash items such as stock issued for services of $409,010, stock issued for compensation of $76,500, depreciation and amortization of $43,143, and the amortization of discount on notes payable and debentures of $249,257.  We had cash used by the increase in accounts receivable of $3,499, other receivables of $7,000, prepaid loan costs of $436,559, deposits on inventory of $149,016, increased physical inventory of $834,915, increase in rent and utility deposits of $13,330 associated with our office relocation, a decrease in accounts payable and accrued expenses of $41,460, and a decrease in deferred revenue of $619.  We had cash provided due to the decrease in prepaid expenses of $84,229 and increase in accrued interest of $7,705.  Net cash used by operating activities during the six months ended June 30, 2014 was $3,084,333.

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

As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues from product sales.  We anticipate obtaining financing to fund operations through common stock offerings and obtain additional financing through either convertible or non-convertible notes payable as necessary to augment our working capital. We are also evaluating additional sources of inventory financing that may be available once orders for our product are received.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2015, 105,000 shares of common stock vested pursuant to the terms of the agreement with our Interim CFO (Kathleen Hanrahan).  These shares were valued at $42,000 and were issued in April 2015.  On June 30, 2015 an additional 105,000 vested.  These shares were valued at $11,550 and as of the date of this report have not been issued.

During the first quarter of 2015, we authorized 251,182 shares of common stock and issued 220,826 shares of common stock in payment of interest on debentures due March 1, 2015.  In June we issued an additional 5,041 shares and 25,315 shares remain unissued as of June 30, 2015.

On June 1, 2015, we authorized 3,125,499 additional shares for payment of interest to debenture holders for interest through June 1, 2015.  2,858,481 shares were issued on June 1, 2015 and 267,018 shares are owed as of June 30, 2015.  The 3,125,499 shares were valued at $426,005.

On June 2, 2015, concurrent with the First Closing pursuant to the sale of additional Senior Secured Debentures, we issued 625,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to nine accredited investors. Pursuant to the terms of the Securities Purchase Agreement, upon additional buyers purchasing up to an additional $4,375,000 on or before September 30, 2015, we will issue an additional 4,375,000 warrants to purchase shares of common stock. Further, upon conversion or maturity of the Debentures, the number of Class C warrants held by each Buyer shall automatically double. Merriman Capital, Inc. and Freedom Investors Corp. acted as placement agents in connection with the sale of the Debentures, in consideration for which (i) Merriman received a cash commission of $49,200, fees and expenses of $6,955, accrued investment banking and research fees of $35,000 and a warrant to purchase up to 18,200 shares of the Company’s common stock at an exercise price of $0.075 per share (the “Placement Agent Warrant”), and (ii) Freedom received a cash commission of $800 and a Placement Agent Warrant for 400 shares.

On June 2, 2015, we revalued $548,400 in units sold in a prior private placement in the first quarter of 2015 to $0.075 per unit. The revaluation resulted in the additional issuance of 6,215,201 shares of common stock and reduction in the Class C warrant exercise price to $0.10 per share.

As a result of the revaluation, we were required to adjust the exercise price on all of its currently outstanding Class A and B warrants (11,357,500 warrants in the aggregate) down to $0.075. In addition, in connection with the Debenture Amendment, all of the previously outstanding Class C warrants (7,175,000 warrants in the aggregate) were adjusted down to $0.10 per share.

On June 8, 2015, in connection with the conversion of a $100,000 debenture to 1,333,334 shares common stock, we authorized the issuance of 965 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 100,000 warrants.

On June 22, 2015, in connection with the conversion of a $130,000 debenture to 1,733,333 shares common stock, we authorized the issuance of 3,414 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 130,000 warrants.

On June 26, 2015, a debenture holder converted $37,500 in principal amount of its debenture to 500,000 shares common stock.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 37,500 warrants.

Subsequent Issuances After Quarter-End

On July 29, 2015, we approved a stock incentive plan authorizing the issuance of up to 6,750,000 shares of common stock under the plan and granted restricted stock awards to seven of our employees for a total of 4,022,613 shares. These shares will vest and be issued on January 1, 2016 assuming each of the employees remained employed by us through such date. A copy of the Stock Incentive Plan is attached hereto as Exhibit 10.61.

On July 29, 2015, we authorized the issuance of 25,000 shares of common stock upon the exercise of warrants for $6,250 in cash received in January of 2015. As of the date of this report the shares have not been issued.

On July 31, 2015, we conducted the Second Closing pursuant to the sale of additional Senior Secured Debentures for $50,000 and issued 50,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to one accredited investor, which is a related party of our CEO/President, C. Stephen Cochennet.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

We are required to make significant quarterly interest payments under the terms of our outstanding senior secured convertible debentures commencing on March 1, 2015 through maturity of the debentures. Any failure to timely pay interest when due under the debentures is considered a default under the terms of the debenture agreements. We believe we have reached amicable solutions for the payment of interest with all of the debenture holders and that we are not in default of the debenture agreements.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Press Releases

On June 16, 2015, we issued a press release disclosing that we have partnered with several school districts around the country to deploy the ProV2 as part of a pilot program aimed at reducing incidents of violence in schools between students and other students, students and teachers, and students and staff. A copy of the press release is attached hereto as Exhibit 99.16.

On July 7, 2015, we issued a press release disclosing that the Pro V2 was endorsed by Universal Protection Service and included in its use of force policy for its customers as an alternative to exclusively armed or unarmed security contracts. A copy of the press release is attached hereto as Exhibit 99.17.

Second Amendment to Outstanding Debentures

Effective August 11, 2015, we entered into the Second Amendment to Securities Purchase Agreement dated August 3, 2015 (the “Second Amendment”) with a majority of the debenture holders holding $7,182,842.42 in principal amount of debentures pursuant to a Securities Purchase Agreement, and related transaction documents, dated May 27, 2014, as amended (the “Debenture Agreements”). Under the terms of the Second Amendment, the Debenture Agreements were amended to (i) raise up to $1,000,000 in unsecured debt, in addition to continuing to seek investors to purchase additional Debentures, and (ii) extend the time for us to offer Debentures through September 30, 2015. A copy of the Second Amendment is attached hereto as Exhibit 10.62.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.2†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.3†	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.4†	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.5†	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.6	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.7	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.8	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.9	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)
10.10	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.11	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.12	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.13	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)
10.14	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.15	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.16	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.17	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.18	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.19	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.20	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.21†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.22	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.23	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)

10.24	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.25	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.26	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.27	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.28	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)
10.29	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.30	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.31	Senior Secured Debenture ($52,680.82) Cranshire Capital Master Fund, Ltd. dated June 13, 2014 (incorporated by reference to Exhibit 10.77 to the Form S-1 filed on August 29, 2014)
10.32	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.33	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.34	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.35	Senior Secured Debenture ($20,372.60) Nolton Enterprises dated August 26, 2014 (incorporated by reference to Exhibit 10.81 to the Form S-1 filed on August 29, 2014)
10.36	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.37	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.38	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
10.39	Senior Secured Debenture ($22,500) Equitec Specialists, LLC dated June 13, 2014 (incorporated by reference to Exhibit 10.85 to the Form S-1 filed on August 29, 2014)
10.40†	Kuty Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.86 to the Form 10-Q filed on November 14, 2014)
10.41†	Cochennet New Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.87 to the Form 10-K filed on March 31, 2015)
10.42†	Hughes Second Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.88 to the Form 10-K filed on March 31, 2015)
10.43†	Grove Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.89 to the Form 10-K filed on March 31, 2015)
10.44†	Rojas Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.90 to the Form 10-K filed on March 31, 2015)
10.45†	Brill Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.91 to the Form 10-K filed on March 31, 2015)
10.46	First Amendment to Securities Purchase Agreement dated April 24, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2015)
10.47	Securities Purchase Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 8, 2015)
10.48	Registration Rights Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 8, 2015)
10.49	Form of Secured Guaranty dated June 2, 2015 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 8, 2015)
10.50	Form of Joinder to Pledge and Security Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 8, 2015)
10.51	Form of Class C Warrant (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 8, 2015)
10.52	Senior Secured Debenture ($200,000) First Bank & Trust as Custodian for Ronald L. Chez dated June 2, 2015 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 8, 2015)
10.53	Senior Secured Debenture ($160,000) C. Stephen Cochennet dated June 2, 2015 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 8, 2015)

10.54	Senior Secured Debenture ($100,000) JT Estate Trust Dtd 7/3/13 dated June 2, 2015 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 8, 2015)
10.55	Senior Secured Debenture ($50,000) Coal Creek Energy, LLC dated June 2, 2015 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on June 8, 2015)
10.56	Senior Secured Debenture ($50,000) Harvey M. Burstein dated June 2, 2015 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 8, 2015)
10.57	Senior Secured Debenture ($25,000) Cradle Rock LLC dated June 2, 2015 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 8, 2015)
10.58	Senior Secured Debenture ($20,000) William M. Stern Revocable Living Trust dated June 2, 2015 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 8, 2015)
10.59	Senior Secured Debenture ($10,000) Kent and Lisa Renae Nelson JTWROS dated June 2, 2015 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on June 8, 2015)
10.60	Senior Secured Debenture ($10,000) Gary A. Padjen dated June 2, 2015 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 8, 2015)
10.61	Guardian 8 Holdings Stock Incentive Plan
10.62	Second Amendment to Securities Purchase Agreement dated August 3, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Presentation as of January 19, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 20, 2015)
99.7	ADS Tactical Engagement Press Release dated November 25, 2014 (incorporated by reference to Exhibit 99.23 to the Form 10-K filed on March 31, 2015)
99.8	Lessons from Ferguson Press Release dated December 4, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-K filed on March 31, 2015)
99.9	100 Pilot Accounts Press Release dated January 13, 2015 (incorporated by reference to Exhibit 99.25 to the Form 10-K filed on March 31, 2015)
99.10	Texas Hospital Pro V2 Deployment Press Release dated February 4, 2015(incorporated by reference to Exhibit 99.26 to the Form 10-K filed on March 31, 2015)
99.11	Ecuador, Uruguay and Panama Distributor Press Release dated February 18, 2015 (incorporated by reference to Exhibit 99.27 to the Form 10-K filed on March 31, 2015)
99.12	India Sales Opportunities Press Release dated March 6, 2015 (incorporated by reference to Exhibit 99.28 to the Form 10-K filed on March 31, 2015)
99.13	Top 50 Most Popular Voices in U.S. Hospital Security Press Release dated April 1, 2015 (incorporated by reference to Exhibit 99.13 to the Form 10-Q filed on May 14, 2015)
99.14	Q1 2015 Best Quarter Since Inception Press Release dated April 7, 2015 (incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on May 14, 2015)
99.15	UAE 20 Unit Sale Press Release dated June 3, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 8, 2015)
99.16	Pro V2 School District Pilot Program Press Release dated June 16, 2015
99.17	Universal Protection Service Endorsement Press Release dated July 7, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: August 14, 2015	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: August 14, 2015	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)