Form 10-Q
period 2015-09-30
Guardian 8 Holdings
filed 2015-11-13
CIK 1429592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2015, was 61,315,071, not including 917,681 shares authorized but unissued.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Assets

Current assets:
Cash	$80,001	$491,988
Accounts receivable, net of allowance for doubtful accounts of $478 as of September 30, 2015 and $4,978 as of December 31, 2014	16,698	12,626
Prepaid loan costs	138,011	487,271
Prepaid expenses, other	35,539	50,809
Inventory	1,351,242	1,459,306
Total current assets	1,621,491	2,502,000

Property and equipment:
Fixed assets, net of accumulated depreciation of $176,856 and $116,863 as of September 30, 2015 and December 31, 2014	207,483	255,260

Patent, net of accumulated amortization of $6,198 and $4,698 as of September 30, 2015 and December 31, 2014	27,922	29,422

Rent and utility deposits	11,180	11,180

Total assets	$1,868,076	$2,797,862

GUARDIAN 8 HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$596,191	$235,555
Deferred revenue	14,544	4,513
Accrued interest
Related	5,058	14,071
Unrelated	58,973	311,603
Convertible senior secured debentures, net of discount of $2,113,383 and $1,120,509 as of September 30, 2015 and December 31, 2014
Related	402,865	246,548
Unrelated	4,691,252	5,457,943
Convertible note payable, net of discount of $36,767 as of September 30, 2015	83,983	-
Derivative liability	2,193,898	-
Total current liabilities	8,046,764	6,270,233

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; issued and outstanding of 60,515,071 and 41,416,113 at September 30, 2015 and December 31, 2014	60,516	41,416
Common stock owed but not issued: 917,681 and 1,127,859 at September 30, 2015 and December 31, 2014	917	1,128
Paid in capital	20,509,400	9,997,061
Accumulated deficit	(26,749,521)	(13,511,976)
Total stockholders’ deficit	(6,178,688)	(3,472,371)
Total liabilities and stockholders’ deficit	$1,868,076	$2,797,862

The accompanying notes are an integral part of the consolidated financial statements.

GUARDIAN 8 HOLDINGS
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$61,954	$20,334	$157,262	$39,346
Cost of sales	32,533	13,397	86,767	27,501
Gross profit	29,421	6,937	70,495	11,845

Depreciation and amortization	23,100	24,858	67,500	68,001
General and administrative expenses	526,377	1,184,489	2,422,227	2,973,393
	549,477	1,209,347	2,489,727	3,041,394
Loss from operations	(520,056)	(1,202,410)	(2,419,232)	(3,029,549)

Other income (expense):
Interest income	-	1,262	-	1,999
Interest expense	(1,041,025)	(572,155)	(2,506,270)	(1,213,532)
Loss in extinguishment of debt	-	-	(6,118,145)	-
Change in fair value of derivative liability	838,603	-	(2,193,898)	-
Total other income (expense)	(202,422)	(570,893)	(10,818,313)	(1,211,533)
Loss before income tax	(722,478)	(1,773,303)	(13,237,545)	(4,241,082)
Provision for income tax expense	-	-	-	-
Net loss	$(722,478)	$(1,773,303)	$(13,237,545)	$(4,241,082)

Net loss per share - basic	$(0.01)	$(0.04)	$(0.27)	$(0.10)

Weighted average shares outstanding – basic	58,650,456	41,172,560	49,867,454	40,806,423

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Stockholders’ Equity
 For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013
(Unaudited)

	Common Stock Issued		Common Stock Owed but Not Issued		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2014	37,274,292	37,273	2,855,979	2,856	6,629,143	(7,004,557)	(335,285)

Issuance of common stock previously owed	2,855,979	2,856	(2,855,979)	(2,856)	-	-	-
Common stock issued for compensation	171,375	172	362,859	363	255,735	-	256,270
Common stock issued for services	696,960	697	430,000	430	533,427	-	534,554
Common stock issued for director fees	60,000	60	335,000	335	187,397	-	187,792
Conversion of debentures payable and interest into common stock	357,507	358	-	-	178,396	-	178,754
Discounts on notes payable		-	-	-	2,027,088	-	2,027,088
Private placement fees	-	-	-	-	185,875	-	185,875
Net loss for the year	-	-	-	-	-	(6,507,419)	(6,507,419)
Balance December 31, 2014	41,416,113	41,416	1,127,859	1,128	9,997,061	(13,511,976)	(3,472,371)

Issuance of common stock previously owed	802,859	803	(802,859)	(803)	-	-	-
Common stock issued for services	105,000	105	360,000	360	137,085	-	137,550
Exercise of warrants	90,000	90	25,000	25	28,635	-	28,750
Common stock sold for cash	7,312,001	7,312	-	-	541,088	-	548,400
Common stock issued for debenture interest	6,022,432	6,023	207,681	207	692,082	-	698,312
Revaluation of Class A and Class B warrants	-	-	-	-	35,711	-	35,711
Conversion of debentures payable and interest into common stock	4,766,666	4,767	-	-	352,733	-	357,500
Recognition of discount on changes in fair values of warrants	-	-	-	-	535,100	-	535,100
Reduction of conversion price of debentures	-	-	-	-	7,969,780	-	7,969,780
Recognition of discount on June 2015 debenture issuances	-	-	-	-	220,125	-	220,125

Net loss for the nine months	-	-	-	-	-	(13,237,545)	(13,237,545)
Balance, September 30, 2015	60,515,071	$60,516	917,681	$917	$20,509,400	$(26,749,521)	$(6,178,688)

The accompanying notes are an integral part of these consolidated financial statements.

Guardian 8 Holdings
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,237,545)	$(4,241,082)
Adjustments to reconcile net loss to net cash (used) from operating activities:
Stock issued for services	137,550	483,812
Stock issued for compensation	-	80,625
Stock issued as debenture interest payments	697,669	-
Depreciation and amortization	67,500	68,001
Revaluation of warrants and convertible debt	5,920,078	-
Amortization of discount on notes payable	-	154,881
Amortization of discount on convertible debentures	1,848,407	377,503
Change in fair value of derivative liability	2,193,898	-
Allowance for bad debts	(4,500)	4,978
Change in operating assets and liabilities:
Accounts receivable	428	(8,175)
Prepaid loan costs	349,260	(303,949)
Prepaid expenses	15,270	149,549
Deposits on inventory	-	89,984
Inventory	108,064	(1,177,463)
Rent and security deposits	-	(11,180)
Accounts payable and accrued expenses	360,636	(39,382)
Deferred revenue	10,031	1,175
Accrued interest	(261,643)	148,855
Net cash (used) by operating activities	(1,794,897)	(4,221,868)
Cash flows from investing activities:
Purchase of property and equipment	(18,223)	(105,756)
Net cash (used) by investing activities	(18,223)	(105,756)
Cash flows from financing activities:
Proceeds from common stock sales	548,400	-
Proceeds from exercising warrants	28,750	-
Proceeds from notes payable, related parties	-	475,000
Proceeds from notes payable, unrelated parties	83,983	25,000
Proceeds from bank line of credit	-	900,000
Proceeds from convertible senior secured debentures	740,000	7,000,000
Repayment of notes payable, related parties	-	(1,498,933)
Repayment of notes payable, unrelated parties	-	(125,000)
Repayment of bank line of credit	-	(900,000)
Cash flows from financing activities	1,401,133	5,876,067

Net increase (decrease) in cash and cash equivalents	(411,987)	1,548,443
Cash and cash equivalents, beginning of period	491,988	305,649

Cash and cash equivalents, end of period	$80,001	$1,854,092

Supplemental cash flow information:
Interest paid in cash	$-	$86,638
Number of shares issued for interest	6,230,113	-
Interest paid in common stock	$697,669
Income taxes paid	$-	$-
Non-cash financing activity:
Loan fees incurred in conjunction with warrants granted to placement agent in convertible debenture offering	$1,477	$185,874
Stock issued for services	$137,550	$483,812
Number of shares issued for services	465,000	1,023,519
Stock issued for compensation	$-	$80,625
Number of shares issued for compensation	-	159,375
Discount on notes payable	$36,767	$1,698,766
Amount of debt converted	$357,500	-
Number is shares issued on conversion of debt	4,766,666	-
Discount recognized on debentures payable	$220,125	-

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

Principles of consolidation

For the three and nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions.  At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of September 30, 2015 and December 31, 2014, there were cash equivalents of $80,001 and $491,988 respectively.

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its Pro V2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  The supplier also provides the Company with a 2% overallotment of units to replace any fallout during incoming receiving inspection.  The Company recognized the total number of units received and in stock at the end of the period, and allows for a 2% scrap allowance to offset any potential losses incurred.  As of September 30, 2015, the Company has paid for and received all deliveries associated with initial purchase orders and has reserved $59,510 to offset any units scrapped during inspection of units not yet performed as of this date.  No additional purchase orders are pending.  As of September 30, 2015 there are approximately 10,400 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months. Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there is no inventory considered obsolete.

Accounts receivable

Accounts receivable are customers outstanding balances carried on a gross basis less allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  We review these policies on a quarterly basis and based on these reviews, we believe we maintain adequate reserves.  At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $478 and $4,978, respectively. Interest is not accrued on overdue accounts receivable.

Revenue recognition

Revenues are recognized in accordance with ASC subtopic 605-10, “Revenue Recognition”.  The company recognizes revenue from sales of product upon delivery to its customers where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.  Revenues for the nine months ended September 30, 2015 and 2014 were $157,262 and $39,346, respectively.

Warranty

The Company offers a 90-day limited warranty on its core product with an opportunity to upgrade to a one year limited warranty (for a fee) on the device.  These fees are intended to cover the handling and repair costs and include a profit.  One year extended warranties that provide additional coverage beyond the limited warranty are offered for specified fees. Revenue derived from the sale of extended warranties are deferred and amortized over the duration of the warranty period.  As of September 30, 2015 and December 31, 2014, the Company recorded $14,544 and $4,513 as deferred revenue, respectively.  Extended warranty expense for the nine months ended September 30, 2015 and 2014 was $6,579 and $955, respectively.

Research and development costs

The Company expenses all costs of research and development as incurred. Research and development expenses included in general and administrative expenses totaling $123,422 and $244,794 for the nine months ended September 30, 2015 and 2014 respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, debentures payable and related accrued interest, and derivative liability.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 14 for further details.

Impairment of long-lived assets

ASC 360, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future new cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  The Company did not have impaired assets during the nine months ended September 30, 2015 and 2014.

Net loss per share

Net Loss per share is provided in accordance with ASC 260-10, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260-10, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended September 30, 2015 and 2014, the denominator in the diluted earnings per share computation is the same as the denominator for basic earnings per share due to the anti-dilutive effect of the warrants on the Company’s net loss.  Diluted earnings (loss) per share is not presented since the effect of the assumed conversion of warrants would have an anti-dilutive effect. Potential common shares as of September 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 23,709,523 from warrants and debt totaling $7,207,500 that is convertible into 96,100,000 common shares.

Income taxes

The Company follows ASC subtopic 740-10, “Accounting for Income Taxes”, for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  See Note 15 for further details.

 Recent pronouncements

The Company has evaluated all new accounting pronouncements as of the issue date of these financial statements and has determined that none have or will have a material impact on the financial statements or disclosures.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and under the assumption that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2015, the Company has an accumulated deficit of $26,749,521, and the Company’s current liabilities exceed current assets by $6,425,273.

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

Note 3 – Prepaid loan costs

During the year ended December 31, 2013, the Company issued notes payable that include a three-year warrant for each $1.00 of principal covered in the notes.   The warrants are exercisable at $0.40 per share (See Note 7).  The warrants issued were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $296,524.  As of September 30, 2015, the loan costs were fully amortized.

During the nine months ended September 30, 2014, the Company issued notes payable that included a three-year warrant for each $1.00 of principal covered in the notes.  The warrants are exercisable at $0.50 per share (See Note 7).  The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $154,881. As of September 30, 2015, the loan costs were fully amortized.

On May 27, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $632,786, which are being amortized over eighteen months, which is the period for which the debentures were due. As of September 30, 2015 and December 31, 2014, the balance on these loan costs was $65,910 and $382,305, respectively.

On June 2, 2014, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $177,153, which are being amortized over eighteen months, which is the period for which the debentures were due.  As of September 30, 2015 and December 31, 2014, the balance on these loan costs was $16,631 and $104,966, respectively.

On June 2, 2015, the Company issued convertible senior secured debentures (See Note 8).  From these debentures, the Company incurred loan costs in the amount of $77,654, which are being amortized over fourteen months, which is the period for which the debentures are due.  As of September 30, 2015, the balance on these prepaid loan costs was $55,470.

Note 4 – Property and equipment

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Equipment	$98,459	$96,379
Tooling	127,436	127,436
Computer equipment	58,415	42,272
Warehouse equipment	11,649	11,649
Leasehold Improvements	54,452	60,459
Furniture and fixtures	33,928	33,928
	384,339	372,123
Less accumulated depreciation	(176,856)	(116,863)
	$207,483	$255,260

Note 5 – Deposit on Inventory

As of September 30, 2015 the Company had no outstanding deposits on inventory or prepaid inventory in transit.  On December 31, 2014 the Company had prepaid inventory of $22,674 which was in transit from the manufacturer and received in January 2015.

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

As part of the agreement, the Company entered into a Letter of Credit Rights Control Agreement with F&M Bank & Trust Company.  Per this agreement, if the Company were to default on the line of credit, F&M Bank & Trust Company would then be held liable to Cornerstone Bank, N.A. for the payment of the line of credit.  In addition, the Company would then owe the amount disbursed to F&M Bank & Trust Company.  As of September 30, 2014, the bank line of credit was fully paid and the pledged letter of credit terminated.

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

These notes payable were paid June 2, 2014 from proceeds of the sale of debentures.  Notes payable balances were $0 as of June 30, 2015 and December 31, 2014.  Total interest expense on notes payable was $0 and $63,677 for the nine months ended September 30, 2015 and 2014, respectively.

On August 13, 2015 we completed the sale of a Convertible Promissory Note in the principal amount of $120,750 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between a New York corporation, and us.  The note matures on August 17, 2016. The VVG Note may be prepaid in whole or in part, at any time during the period beginning on the Closing Date and ending on the date which is 180 days following the issue date, beginning at 110% of the outstanding principal and accrued interest increasing by 5% for every 30-day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the Closing Date, we may not prepay the Note for any reason.  At any time after 180 days after the date the note is issued it is convertible into our common stock, at buyer’s option, at a 25% discount to the market price, which is defined as 75% of the average of the lowest three (3) closing bid prices for our common stock during the ten (10) trading days prior to the conversion date.  The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends, and similar corporate events.

Note 8 – Convertible Senior Secured Debentures

Through September 30, 2015, the Company has issued the following convertible Senior Secured Debentures:

The first closing was on May 27, 2014 for $5,250,000 with 8% interest and an amended maturity date of July 31, 2016.

The second closing was on June 2, 2014 for $1,750,000 with 8% interest and an amended maturity date of July 31, 2016.

The third closing was on June 2, 2015 for $625,000 with 8% interest and a maturity date of July 31, 2016.

The fourth closing was on July 31, 2015 for $50,000 with 8% interest and a maturity date of July 31, 2016.  The loan was from the Company’s President/CEO.

The fifth closing was on August 26, 2015 for $50,000 with 8% interest and a maturity date of July 31, 2016.  The loan was from the Company’s President/CEO.

The sixth closing was on September 14, 2015 for $15,000 with 8% interest and a maturity date of July 31, 2016.  The loan was from the Company’s President/CEO.

The maturity date for the first two closings was extended from November 30, 2015 to July 31, 2016 in accordance with the duly exercised First Amendment to Securities Purchase Agreement effective June 2, 2015.  The exercise price was reduced to $0.50 as of March 10, 2015, due to the sale of shares, in accordance with the requirements of the debenture agreements.  The exercise price was again reduced to $0.10 on June 2, 2015 due to the issuance of additional debentures.

Conversion Rights - The debentures may be converted by each buyer at any time through maturity, either in whole or in part, up to the full principal amount and accrued interest thereunder into shares of common stock at $0.075 per share.

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

Security of Debentures - The debentures are guaranteed, pursuant to “Secured Guaranty” and “Pledge and Security Agreement by Guardian 8 Corporation and a secured interest in all of the assets of the company and Guardian 8 Corporation.

Registration Rights - The Company agreed to file a “resale” registration statement with the Securities and Exchange Commission covering all shares of common stock underlying the debentures and Class C warrants within 90 days of the final closing, on or before August 31, 2014, and to maintain the effectiveness of the registration statement for five years, or until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Registrant agreed to use its reasonable best efforts to have the registration statement declared effective within 120 days of the filing date. The Company was obligated to pay to investors liquidated damages equal to 1.0% per month in cash for every thirty-day period up to a maximum of six percent, (i) that the registration statement had not been filed after the filing date, (ii) following the effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the financing agreements.  On October 29, 2014 the Company’s registration statement was declared effective. The registration statement is currently not effective; however, debenture holders are able to utilize Rule 144 for the resale of common stock underlying the debentures.

Valuation of Warrants - The Company valued its Class C warrants based upon the change in terms under the June 2, 2015 amendment. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amounts of $535,100. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14, and exercise price $0.10.  The discount will be amortized over the remaining thirteen months to maturity on July 31, 2016.  Based upon the change in terms of the June 2, 2015 amendment, the Company accounted for the change in terms as an extinguishment of debt pursuant to ASC Topic 470-50 and recorded a loss on the extinguishment of $6,118,145.  Substantially all of the loss was based upon the change in the fair value of conversion feature of the subject debt from $0.50 per share to $0.10 per share.

In connection with the issuance of $625,000 of convertible debt on June 2, 2015, the Company granted 625,000 warrants. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $220,125. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14 per share, and exercise price $0.10.  The discount of $130,861 as of September 30, 2015 will be amortized over the remaining ten months to maturity on July 31, 2016.

In connection with the issuance of $115,000 of convertible debt during the third quarter 2015, the Company granted 115,000 warrants. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $5,247. The assumptions used in the pricing model were:  term 10 to 12 months, risk free interest rate .25%, volatility 198%, trading price of $0.03 to $0.07 per share, and exercise price $0.10.

Related Parties - $570,000 of the debentures were to related parties.

Note 9 – Patents

In June of 2009, concurrent with the Company’s incorporation, one of its officers and directors, agreed to transfer all rights, title and interest in the patent he held for a personal security device. The cost of the patent is being amortized over the 20-year life of the patent.

The Company hired a patent attorney specializing in products for the security industry to assist in filing additional utility and technology patents for its new enhanced non-lethal products.  As of September 30, 2015, the costs paid to this attorney for the filings, drawings, and research totaled $23,735.  These costs have been capitalized and are being amortized over a 15-year life.

Note 10 – Stockholders’ equity

On January 1, 2014, there were 37,274,292 common shares issued and outstanding, 2,855,979 common shares owed but not issued, and no preferred shares issued.  As of June 30, 2015, all of the shares owed but not issued have been issued to their respective parties.

On February 3, 2014, the Company authorized and recognized the expense for 325,000 shares of common stock, valued at $130,000 to an outside consultant pursuant to an agreement with the consultant.  These shares were owed but not issued as of September 30, 2015.

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

During the first three quarters of 2015, the Company authorized 465,000 shares, valued at $137,550 for services.  315,000 shares were authorized in accordance with the interim CFO agreement and 150,000 were authorized for a consultant.  105,000 shares were issued to the interim CFO in April 2015 and as of September 30, 2015, the consultant shares and the remaining 210,000 CFO shares have not been issued.

The Company authorized 115,000 shares upon the exercise of warrants and received $28,750 cash.  90,000 shares were issued in January 2015 and the remaining 25,000 shares are owed as of September 30, 2015.

On March 10, 2015, the Company authorized and subsequently issued 1,096,800 shares for $548,400 cash.  These shares were purchased by and issued to executives and members of the Board of Directors of the Company.  As a result of the cash sale of 1,096,800 shares at $.50 per share and a warrant with an exercise price of $.50, we are required to ratchet down all Class A, B and C warrants.  In addition, on June 2, 2015 the Company revised the share price of this cash investment from $.50 per share to $.075 per share.  As a result, an additional 6,215,201 shares were issued to these investors in June 2015.

In addition, during the first quarter of 2015, the Company authorized 251,182 shares and issued 220,826 shares in payment of interest on debentures due March 1, 2015.  5,041 shares were issued in June 2015 and the remaining 25,315 shares were issued in September, 2015.  The 251,182 shares were valued at $125,591.

On June 1, 2015, the Company authorized 3,125,499 additional shares for payment of interest to debenture holders for interest through June 1, 2015.  2,858,481 shares were issued on June 1, 2015.  59,337 shares were issued on September 1, 2015 and 207,681 shares are owed as of September 30, 2015.  The 3,125,499 shares were valued at $426,006.

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

In connection with the issuance of $625,000 of convertible debt on June 2, 2015, the Company granted 625,000 warrants. The warrants were valued using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $220,125. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, trading price $0.14 per share, and exercise price $0.10.  The discount of $130,861 as of September 30, 2015 will be amortized over the remaining ten months to maturity on July 31, 2016.

On August 12, 2015, a debenture holder converted $40,000 in principal amount of its debenture to 533,333 shares common stock, we authorized the issuance of 6,168 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 40,000 warrants.

On September 18, 2015, a debenture holder converted $50,000 in principal amount of its debenture to 666,666 shares common stock, we authorized the issuance of 36,529 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 50,000 warrants.

On September 1, 2015, the Company authorized 2,806,356 shares for payment of interest to debenture holders for interest through September 1, 2015.  2,806,356 shares were issued on September 1, 2015.  The 2,806,356 shares were valued at $144,247.

As of September 30, 2015, there were 60,515,071 common shares issued and outstanding, 917,681 common shares owed but not issued, and no preferred shares issued.

Note 11 – Options and warrants

Options

As of September 30, 2015 and December 31, 2014 there were no outstanding options.

Warrants

On January 1, 2014, there were 13,376,623 warrants outstanding.

During the year ended December 31, 2014, there were 500,000 warrants issued with notes payable, 7,000,000 warrants issued with debentures, 175,000 warrants issued for debenture conversions, and 560,000 warrants issued for broker fees.  There were no warrants exercised.

As of December 31, 2014, there were 21,611,623 warrants outstanding.

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2014	-	$-	13,376,623	$0.61
Granted	-	-	8,235,000	0.59
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 12/31/2014	-	$-	21,611,623	$0.60

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

In connection with the duly exercised Amendment to Securities Purchase Agreement dated June 2, 2015 the Company reduced the exercise price of all of its Class C Warrants from $0.50 per share to $0.10 per share. The Company valued its Class C warrants on the date of change using the Black-Scholes option pricing model and bifurcated out of the note proceeds and recorded as additional paid in capital in the amount of $535,100. The assumptions used in the pricing model were:  term 1.17 years, risk free interest rate .26%, volatility 119.05%, and a trading price $0.14 per share and exercise price $0.10.  The discount will be amortized over the remaining ten months to maturity on July 31, 2016.  In addition, 18,600 warrants valued at $1,477 were issued to placement agents.

In March 2015, the Company changed its exercise price of its Class A and B warrants from prices ranging from $0.55 to $0.75 per share to $0.50 per share.  The Company valued these warrants at $220,125 on the date of change using the Black-Scholes option pricing model and treated the change in value as additional compensation which is being expensed over the remaining lives of the various warrants. The assumptions used in the pricing model were:  terms ranging from approximately 5 months to four years and three months, risk free interest rate. ranging from 1.10% to 1.62%, volatility ranging from 112.04% to 125.00%, and a trading price $0.45 per share and exercise price $0.50.  The discount will be amortized over the remaining ten months to maturity on July 31, 2016.

Also in connection with the duly exercised Amendment to Securities Purchase Agreement dated June 2, 2015 the Company reduced the exercise price of all of its remaining outstanding warrants from $0.50 per share to $0.10 per share. The Company valued the change in the fair value of these warrants at June 2, 2015 at $512,713, which is being amortized into operations over the remaining terms of the various warrants. The Company valued these warrants on the date of change using the Black-Scholes option pricing model. The assumptions used in the pricing model were:  term ranging from 2 months to 8.5 years, risk free interest rates ranging from 0.28%%, to 2.07%, volatility ranging from 117.73%, to 189.34%, trading price $0.14 per share and exercise price $0.10.

Amortization charged to operations on the increase in the above warrant values due to the reduction in the exercise prices during the nine months ended September 30, 2015 was $1,649,695.

In June 2015, 267,500 warrants were issued in conjunction with debenture conversions.

In June 2015, 625,000 warrants were issued in conjunction with the sale of additional debentures.

In July 2015, 50,000 warrants were issued in conjunction with the sale of additional debentures.

In August 2015, 40,000 warrants were issued in conjunction with debenture conversions.

In August 2015, 50,000 warrants were issued in conjunction with the sale of additional debentures.

In September 2015, 50,000 warrants were issued in conjunction with debenture conversions.

In September 2015, 15,000 warrants were issued in conjunction with the sales of additional debentures.

As a result of the $0.50 unit offering in February 2015, the Company was required to adjust the exercise price on all of its Class A, B and C warrants (18,532,500 warrants in the aggregate) down to $0.50.  In June 2015 the exercise price of the Class A, B and C warrants were further adjusted down to $0.10 per share.  See Note 10 for the explanation of the revaluation of the Class A, B and C warrants.

During the quarter ended September 30, 2015 392,500 warrants expired and were cancelled.

A summary of warrants as of September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Number of Warrants	Weighted Average Exercise Price of Warrants
Outstanding 1/01/2015	-	$-	21,611,623	$0.15
Granted	-	-	2,212,900	0.10
Cancelled	-	-	(392,500)	0.55
Exercised	-	-	(115,000)	0.25
Outstanding 9/30/2015	-	$-	23,317,023	$0.14

Note 12 – Lease commitments and related party transactions

In December of 2011, the Company leased space in Scottsdale, Arizona for its main headquarters. The lease ran from January 2012 to March 2014 at a rate of $1,907 per month. The lease expired on June 30, 2014.  The Company subsequently entered into a new lease on July 1, 2014 (See Note 18).

On July 1, 2014, the Company entered into a forty-month office lease agreement ending on October 31, 2017.  The lease requires monthly payments of $5,988.

Rent expense was $50,746 and $12,520 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2014, as part of a new convertible debenture, the Company issued notes payable totaling $295,000 to related parties.  During the nine months ended September 30, 2015, as part of a new convertible debenture, the Company issued notes payable totaling $275,000.  The maturity date for these notes is July 31, 2016.  See Note 8 for further details.

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

At September 30, 2015 the fair value of the derivative liability was $2,193,898. The liability was computed based upon the fair value of the committed and outstanding shares. The committed shares consisted of $7,207,500 of debt convertible into 96,100,000 shares of common stock and 23,317,023 common stock warrants. In the valuation, the Company used the trading price of its common stock at September 30, 2015 of $0.03 per share.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.  The Company had no level three assets or liabilities as of September 30, 2015 or December 31, 2014; therefore, a reconciliation of the changes during the year is not shown.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Fair Value
Notes payable and convertible senior secured debentures	-	$5,094,117	-	$5,094,117

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value
Notes payable and convertible senior secured debentures	-	$5,704,491	-	$5,704,491

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

The Company’s operations for the nine months ended September 30, 2015 and 2014 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

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

For financial reporting purposes, the Company has incurred a loss since inception to September 30, 2015.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

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

During the year ended December 31, 2012, the Company entered into a three-year contact with its Vice President of Customer Support.  The agreement continued through September 30, 2015.  If the Company meets various goals and criteria during those three years, they will issue a prescribed amount of its common shares to the Vice President of Customer Support.  The Company reserved 288,000 shares of its common stock as required by the agreement.  As of December 31, 2014, in accordance with the terms of the agreement, the employee vested 136,200 shares of restricted stock for achieving milestones as set forth in the employment agreement.

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

Effective January 1, 2015, the Company entered into an employment agreement with its CEO/President.  The CEO/President has the ability to earn shares of common stock over the term of the agreement, which runs through December 31, 2017.  In addition, the CEO/President shall earn an initial base salary of $250,000.  In April of 2015, the CEO ceased receiving cash compensation, and agreed to accept stock in lieu of cash until (i) the Company becomes profitable (generates a net income from operations) for a quarter of operations, or (ii) July 31, 2016.  As of September 30, 2015, the Company accrued $125,000 of salary, and $9,546 in associated payroll taxes, which will be converted into the common stock at the close of the 2015 fiscal year or in accordance with the above conditions.

On March 4, 2013, the Company amended the agreement with its non-employee interim Chief Financial Officer (CFO).  The CFO has the ability to earn shares of common stock over the term of the agreement, which ran through March 31, 2014.  The Company reserved 416,250 shares of its common stock as required by the agreement.  Per the contract, the Company issued a prescribed amount of common shares on the last day of every fiscal quarter, beginning with the second quarter of 2013 and ending on March 31, 2014.   In addition, the Non-Employee Interim Chief Financial Officer will earn a base monthly retainer of $3,000, which began on January 1, 2013 and will continue until the Company completes certain requirements per the agreement.  On May 22, 2014, the Company entered into a second amended agreement with its Non-Employee Interim CFO.  The amendment extended the potential term of the Non-Employee Interim CFO agreement from April 1, 2014 through November 30, 2015.  Further, the amendment provides for compensation to the CFO of up to 935,000 shares of the Company’s common stock, based upon the actual number of months served.  As of December 31, 2014, 515,000 shares have vested, leaving 420,000 shares reserved as of December 31, 2014.  During the first three quarters of 2015, 315,000 shares were authorized under this agreement, and 105,000 remain available under the agreement.  In addition, the Non-Employee Interim CFO will continue to earn a base monthly retainer of $3,000.

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

On January 1, 2015, the Company entered into agreements with Merriman Capital, Inc. to provide Banking and Advisory services. The monthly retainer for these services is $10,000.

 On January 1, 2015, the Company entered into agreements with Top Sales and Marketing, Inc. to provide Consulting services.  The monthly fee for these services is $5,000 and the original one month contract was extended through March 2015.

On March 1, 2015, the Company extended an agreement with a Federal agency marketing firm for a period from January 15, 2015 through July 15, 2015.  The terms of the agreement require monthly payments of $12,500 for the term of the agreement and 150,000 shares of the Company’s restricted common stock.

Note 18 – Interest Expense

The company’s interest expense for the nine months ended September 30, 2015 consisted of the following:

Description	Amount
Amortization of loan fees	426,914
Notes payable	1,050
Convertible senior secured debentures	2,078,306
Total	2,506,270

Note 19 – Subsequent events

On September 30, 2015, the Company authorized the issuance of 105,000 shares of common stock, which vested pursuant to the terms of the agreement with its Interim CFO (Kathleen Hanrahan) on September 30, 2015. As of the date of this report the shares have not been issued.

On October 5, 2015, by request from a debenture owner that their debentures be converted, the Company issued 800,000 shares pursuant to the terms of the debenture agreements.  The shares valued at $60,000 were issued in October 2015.

On October 29, 2015, the Company conducted the Seventh Closing pursuant to the sale of additional Senior Secured Debentures for $100,000 and issued 100,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to its CEO/President.

On November 10, 2015, the Company entered into a two-month consulting agreement with Uptick Capital LLC. Under the terms of the agreement, the Company was required to issue Uptick 333,333 shares of its restricted common stock immediately for the first month of services under the agreement and an additional 333,333 shares of its restricted common stock on or about December 10, 2015 for the second month of services under the agreement.

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

Our principle offices are located in Scottsdale, Arizona.  We are engaged in the design and introduction of a new category of personal security devices, Enhanced Non-Lethal Devices (ENL).  Our product, the Pro V2, incorporates a layered defensive approach to help security professionals and consumers protect themselves against personal attacks, while capturing critical images and audio recordings to defend against personal liability.

For the nine months ended September 30, 2015 and 2014, we were consolidated with our wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

In the second quarter of 2014, we borrowed $7,000,000 in the form of senior secured convertible debentures, with an original maturity date of November 29, 2015 (subsequently extended to July 1, 2016). The debentures require quarterly interest payments which commenced on March 1, 2015.  We recorded interest expense (including amortization of prepaid loan costs and discounts) associated with this debt totaling $2,078,306 during the nine months ended September 30, 2015.  As is provided under the debentures, this interest can be paid with shares of our common stock in lieu of cash.  As a result, 6,230,113 shares of common stock were authorized, of which 6,022,432 shares were issued and 207,681 were owed as of September 30, 2015

Since inception, our team of engineers and executives has been focused on developing and patenting our first commercial product, (the Guardian 8 Pro V2) as well as the key functions that create market differentiation.  We have also been formalizing marketing and manufacturing strategies as well as building customer distribution channels into the Private Security Market.

We have initiated development efforts on a new consumer product, which is targeted for release in 2017, assuming adequate capital is available for development.  During the year ended December 31, 2014, we expensed $314,000 for these development efforts.  Engineering on the new consumer product was temporarily suspended on March 31, 2015 due to capital constraints.  However, in July, at the request of several potential distributors and investors, our engineering team created a modified version of our Pro V2 for consumer use.  This new consumer version was introduced July 1, 2015 and is currently being sold under a pilot program, as a “Limited Edition” Pro V2.

Due to recent capital constraints, we have shifted our sales efforts, and downsized to accommodate the change in sales strategy from an internal sales force approach to sales through national distribution partners.  We are working to develop a new network of distributors and have announced retail price increases to provide distributor margins while preserving existing gross margins.  We are also now using electronic sales lead generation software to target potential customers and evaluate their interest level.   By using this approach, we have been able to target sales efforts to highly interested companies.   To date, this includes the hospital vertical which has led to high brand recognition and heightened interest.  In addition, we have been accepted by several security service companies as an intermediate non-lethal option in their quotes for their existing and new customers.

In recent months, Guardian 8’s Pro V2 Enhanced Non-Lethal device has been featured on the evening news with CBS and ABC stations in Arizona, an NBC affiliate in Washington and a CBS affiliate in Texas. Many of the stories focused on the Pro V2’s expanding presence in select school districts across the Country as part of a larger initiative to deploy the device in highly-sensitive facilities like schools. In exchange for donating units and training, the selected school districts serve as a test bed for Guardian 8 to measure the results of the deployments. With a reduction in the number of non-fatal incidents of violence in the partner schools (versus pre-deployment incident statistics), the data is anticipated to help Guardian 8 establish itself as one of the premier options for school safety personnel.

As of September 2015, healthcare facilities are our leading adopter of the technology domestically. Efforts are currently underway to establish a community outreach program between Guardian 8 and select hospitals in the Phoenix Metro area to increase brand awareness in our local market, leveraging the success stories from security staff at hospitals currently involved in test pilots in other states. A recent news story cited an incident in which a hospital security officer successfully defended himself and a nurse from an aggressive, intoxicated subject in the Emergency Room by using the Pro V2 (after hands-on attempts to control the subject actually escalated the incident). A follow-up interview with the officer-in-question revealed that the Pro V2’s presence alone had made a noticeable difference in the number and severity of incidents at the hospital. This reinforces our assertion that providing Pro V2’s to previously unarmed officers would reduce incidents of violence for security officers in general. Although it is often difficult to collect incident data from hospitals due to HIPAA concerns, stories from the front lines like this one support the Pro V2’s legitimacy in the healthcare sector.

During the third quarter of 2015, Guardian 8 also received press coverage courtesy of Platinum Security in Texas. Platinum’s officers used Pro V2 devices to thwart burglary attempts at a school facility and at a sporting event where they were providing security services.

We have continued to focus on developing strategic relationships in the three target markets of: school security, hospital security, and professional security guard industry.  These markets will require longer sales cycles, as they are piloted, budgeted, and rolled out for wider spread deployment.  A key milestone in these efforts was Universal Protection Services recent announcement that they updated their use of force policies authorizing the deployment of the Pro V2. They have also stated that they will begin including our product in new proposals with their customers where appropriate. With Universal Protection Service’s recent acquisition of Guardsmark, it is now the largest U.S.-owned security company. Efforts between Guardian 8 and Universal are underway to ensure their sales staff are trained on the Pro V2’s capability set, and included in future Universal contracts.   We believe this represents a sizeable opportunity to penetrate the private security market.

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

Revenue Recognition

It is the Company’s policy that revenues are recognized in accordance with ASC 605-10, “Revenue Recognition”.  The company therefore recognizes revenue from sales of product upon delivery to its customers where the amount is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue.   Extended warranties are recorded as deferred revenue and amortized according to the number of months included in service.  The Company recognized $157,262 and $39,346 in revenues for the nine months ended September 30, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and debentures payable.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Principles of consolidation

For the nine months ended September 30, 2015 and 2014, the Company was consolidated with its wholly-owned subsidiary, Guardian 8 Corporation.  All material intercompany transactions and accounts have been eliminated.

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

Inventory

During the first quarter of 2014, the Company accepted the delivery of 1,396 units of its Pro V2 from its contract manufacturer.  These deliveries were part of the Company’s initial purchase orders totaling 11,800 units.  The terms for the purchase of the product require 50% prepayment at the time of order, and the remaining 50% is paid prior to shipment to the United States.  In addition, our purchase agreement also requires our supplier to provide a 2% over allotment of product shipped to replace any units that might fall out during incoming receiving inspection at our facility in Scottsdale.  At the time of receipt, we record the full value of all units received, and record a scrap allowance equivalent to the 2% overallotment provided.  As of September 30, 2015, the Company has paid for and received all deliveries associated with initial purchase orders, and has recorded a scrap reserve against the inventory balance of $59,510.  No additional purchase orders are pending and there are approximately 10,400 units in stock. We believe this inventory will be adequate to fulfill orders for the next twelve months.

Inventory is priced at the lower of cost, determined on a first-in, first-out basis, or market.  Inventories include the cost of inbound shipping, duty and receiving inspection.  Inventory obsolescence is examined on a regular basis.  Currently there is no inventory considered obsolete.

Research and development costs

The Company expenses all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $123,422 and $244,794 for the nine months ended September 30, 2015 and 2014, respectively. The Company intends to continue investing in the development of future products, including engineering the current Pro V2 device for use in the consumer market and a potential consumer only product in the future.

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

From January 1, 2015 through March 10, 2015, we sold $548,400 in a private placement of units at $0.50 per unit. Each unit consists of one share of common stock and one five-year warrant to purchase one share of common stock for $0.50 per share.

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

On March 13, 2015, we authorized 251,182 shares and issued 220,826 shares in payment of interest on debentures due March 1, 2015.  5,041 shares were issued in June 2015 and the remaining 25,315 shares were issued September 1, 2015.  The 251,182 shares were valued at $125,591.

On June 2, 2015, we received proceeds from the sale of $625,000 debentures.  Proceeds from the debentures included $77,655 fees and expenses.

During the third quarter 2015 we received $115,000 from the sales of debentures to our CEO/President, C. Stephen Cochennet.

On August 13, 2015, we completed the sale of a Convertible Promissory Note in the principal amount of $120,750 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between a New York corporation, and us.  The note matures on August 17, 2016.

Results of Operations for Guardian 8 Corporation for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase/ (Decrease)

Revenues	$157,262	$39,346	$117,916
Cost of sales	86,767	27,501	59,266
Gross Profit	70,495	11,845	58,650
Operating Expenses	2,489,727	3,041,394	(551,667)

Net (loss) from operations	(2,419,232)	(3,029,549)	610,317
Interest income	-	1,999	(1,999)
Interest expense	(2,506,270)	(1,213,532)	(1,292,738)
Loss on extinguishment of debt	(6,118,145)	-	(6,118,145)
Change in fair value of derivative liability	(2,193,898)	-	(2,193,898)

Net (loss)	$(13,237,545)	$(4,241,082)	$(8,996,463)

Net (loss) per share	$(0.27)	$(0.10)	$(0.17)
Weighted average shares outstanding	49,867,454	40,806,423

During the nine months ended September 30, 2015 and 2014, we had revenues of $157,262 and $39,346, respectively.  This is an increase of $117,916.  Cost of sales increased $59,266 during the nine months ended September 30, 2015 from the $27,501 recorded in the nine months ended September 30, 2014.  Gross Profit increased $58,650 from $11,845 in the nine months ended September 30, 2014 to $70,495 during the nine months ended September 30, 2015.  Gross profit as a percent of sales increased from 30% in the first nine months of 2014 to 45% in the first nine months of 2015.  Sales increased due to the addition of new customers and follow on orders from existing customers.  Gross profit increased due to efficiencies in fulfillment services and a price increase to accommodate distributor margins.

Operating expenses were $2,489,727 and $3,041,394 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $551,667.  Included in operating expenses are research and development costs of $123,422 and $244,794 for the nine months ended September 30, 2015 and 2014.  During 2015, payroll increased $185,667 as a result of additional head count in the first half of the year, marketing increased $109,085 and travel increased $33,246.  These expenditures were offset by a reduction in consultant fees of $468,213.  In addition, investor relations decreased $43,589 and other expenses decreased $306,491.  Also included in the increases for 2015, was the accrual of $60,000 in director fees.

Interest expense increased $1,292,738 to $2,506,270 in the first nine months of 2015 from the same period in 2014.  The increase is due to interest payable to debenture holders, amortization of the discount on the debentures and amortization of prepaid loan costs.

The Company recorded a loss on extinguishment of debt in the amount of $6,118,145 during the three months ended June 30, 2015.  This was the result of revaluation of the debentures caused by the change in the stated terms.  Specifically, the debentures were modified to reflect a reduction in conversion rates, a reduced strike price on warrants, and an eight-month extension of the original maturity date.  Also recorded with the revaluation was a non-recurring loss of $2,193,898.  This loss was offset by a derivative liability to account for the lack of authorized shares required to convert the increased common share and warrant count.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Results of Operations for Guardian 8 Corporation for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	Three Months September 30, 2014	Increase/ (Decrease)

Revenues	$61,954	$20,334	$41,620
Cost of sales	32,533	13,397	19,136
Gross Profit	29,421	6,937	22,484
Operating Expenses	549,477	1,209,347	(659,870)

Net (loss) from operations	(520,056)	(1,202,410)	682,354
Interest income	-	1,262	(1,262)
Interest expense	(1,041,025)	(572,155)	(468,870)
Loss of extinguishment of debt	-	-	-
Change in fair value of derivative liability	838,603	-	838,603

Net (loss)	$(722,478)	$(1,773,303)	$1,050,825

Net (loss) per share	$(0.01)	$(0.04)	$0.03
Weighted average shares outstanding	58,650,456	41,172,560

During the three months ended September 30, 2015 and 2014, we had revenues of $61,954 and $20,334, respectively.  This is an increase of $41,620.  Cost of sales increased $19,136 from $13,397 recorded in the three months ended September 30, 2014.  Gross profit increased $22,484 from $6,937 during the three months ended September 30, 2014 to $29,421 during the three months ended September 30, 2015.  Gross profit as a percent of sales increased from 34% in the third quarter of 2014 to 48% in the third quarter of 2015.  Sales increased due to the addition of new customers and follow on orders from existing customers.  Gross Profits increased due to efficiencies in fulfillment services and a price increase to accommodate distributor margins.

Operating expenses totaled $549,477 and $1,209,347 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $659,870.  Included in operating expenses are research and development costs of $29,069 and $137,546 for the three months ended September 30, 2015 and 2014, a reduction of $108,477.  During 2015, payroll increased $72,139 which was offset by a reduction in consultant fees of $130,181, investor relations of $78,666 and marketing of $44,831.  All other operating expense categories netted a reduction of $369,854 from the three months ended September 30, 2014 to the same period in 2015.

Interest expense increased $468,870 to $1,041,025 in the third quarter of 2015 from the third quarter of 2014.  The increase is due to interest payable to debenture holders, amortization of the discount on the debentures and amortization of prepaid loan costs.

The Company recorded a loss on extinguishment of debt in the amount of $6,118,145 during the three months ended June 30, 2015.  This was the result of revaluation of the debentures caused by the change in the stated terms.  Specifically, the debentures were modified to reflect a reduction in conversion rates, a reduced strike price on warrants, and an eight-month extension of the original maturity date.  Also recorded with the revaluation was a non-recurring loss of $3,032,501.  This loss was offset by a gain during the three months ended September 30, 2015 in the amount of $838,603.  This loss and subsequent gain was offset by a derivative liability to account for the lack of authorized shares required to convert the increased common share and warrant count.

We anticipate continued losses from operations until such time as we generate sufficient revenues through the sale of our device to cover both our cost of manufacturing, and sales, general and administrative expenditures.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2015, our cash balance was $80,001. Our plan for satisfying our cash requirements for the next twelve months is through the continued expansion of sales and operating functions, funds from additional offerings of our common stock, sales of additional convertible debentures or other debt instruments, third party financings and revenue generated through the sales of our products and training services.  Although we do not anticipate generating sufficient amounts of revenues to meet our working capital requirements during the next twelve months, we believe we will be able to raise alternate sources of additional capital to fund our operations. However, over the last three months we have relied heavily on investments from our CEO/President, C. Stephen Cochennet, which may not continue.

As we continue to expand operational activities, we may continue to experience net negative cash flows from operations pending receipt of revenues from our product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We anticipate incurring operating losses over the next twelve months as we continue to grow our distribution channels. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As a result of our ongoing need for cash, we have begun to explore merger and acquisition discussions with private and public companies with a desire to enter into the enhanced non-lethal industry. At the time of this Report, we have not entered into any agreements for such a transaction and there can be no assurances we will entire into such an agreement in the future.

As a result of our cash requirements and our lack of significant revenues, we anticipate continuing to issue common stock in exchange for loans and/or equity financing, which will have a substantial dilutive impact on our existing stockholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We expense all costs of research and development as incurred. There are research and development costs included in other general and administrative expenses of $123,422 and $244,794 for the nine months ended September 30, 2015 and 2014, respectively.   In order to complete the development of a consumer version of our existing product, we anticipate expending up to $500,000 in the coming year.  This will be contingent upon our ability to raise capital and generate sufficient market support for the product.

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

Changes in the number of employees.

On April 15, 2015, as part of a downsizing to control operating expenditures, conserve working capital, and redirect our sales efforts, we reduced our headcount by nine employees.   We have retained several of these resources on a contracted basis to drive revenue with existing sales leads and pending transactions.  We have also made agreements with key employees to defer or receive stock in lieu of cash payments until sufficient capital is raised to once again support their salaries.  At such time as the Company can provide compensation to these individuals, we will retain their full time support

As of September 30, 2015 we had nine full-time employees, C. Stephen Cochennet, Chief Executive Officer, Will Grove, Vice President of Finance, Gary Kuty, Vice President of Sales, Jose Rojas, Vice President of Customer Support, our lead manufacturing engineer, a master trainer, a sales and customer service representative, a direct sales person, and one administrative support person for Guardian 8 Corporation.   We utilize the services of several contract personnel, engineers and other professionals on an as needed basis. We are managed by C. Stephen Cochennet with the assistance of our board of directors. We look to Mr. Cochennet and our directors for entrepreneurial, organizational and management skills. We plan to continue to use consultants, legal and patent attorneys, design and mechanical engineers, and accountants as necessary. We may hire sales and operations employees in 2016 to facilitate go-to-market activities. A portion of any employee compensation likely would include direct stock grants, or the right to acquire common stock in the Company, which would dilute the ownership interest of holders of existing shares of our common stock.

We have entered into multiple year employment agreements with our executives, which require us to pay significant salaries to such individuals and contain default provisions, which are material to our operations. During the second and third quarters of 2015 we occasionally failed to timely meet our payroll obligations to our employees.  The shortfalls were cured within five days of the usual pay date.  We continue to need additional working capital to sustain our operations and any future failure to pay our employees or comply with the terms of the employment agreements may have a material adverse effect on our business.

Expected purchase or sale of plant and significant equipment.

We anticipate no substantial investment in plant of equipment during the remainder of 2015.

Liquidity and Capital Resources

Working capital is summarized and compared as follows:

	September 30, 2015	December 31, 2014
Current assets	$1,621,491	$2,502,000
Current liabilities	8,046,764	6,270,233
Working capital (deficit)	$(6,425,273)	$(3,768,233)

Changes in cash flows are summarized as follows:

We had a net loss of $13,237,545 for the nine months ended September 30, 2015.  This loss was offset by non-cash items such as stock issued for services of $137,550, stock issued as debenture interest payments of $697,669, and depreciation and amortization of $67,500.  Additional non-cash items include the revaluation of debenture discounts and warrants of $5,920,078, amortization of discounts on convertible debentures of $1,848,407 and the change in derivative liability of $2,193,898.  We had cash provided due to the decrease in prepaid loan costs of $349,260, prepaid expenses of $15,270, and inventory of $108,064.  We also had cash provided due to the increase in accounts payable and accrued expenses of $360,636 and in deferred revenue of $10,031.  We had cash used by the increase in net accounts receivable and a decrease in accrued interest of $261,643.  Total cash used by operating activities was $1,794,897 during the nine months ended September 30, 2015.

Our investing activities during the nine months ended September 30, 2015 were primarily the purchase of computer equipment in the amount of $18,223.

We had cash provided by financing activities of $1,401,133 for the nine months ended September 30, 2015.  This included proceeds from the sales of units consisting of one share of common stock and one warrant.  7,312,001 shares were issued for cash proceeds totaling $548,400.  We also received $28,750 from the exercise of warrants.  In addition, we received $740,000 from the sales of debentures and from proceeds of a convertible note payable of $83,983.

We had a net loss of $4,241,082 for the nine months ended September 30, 2014.  This loss was offset by non-cash items such as stock issued for services of $483,812, stock issued for compensation of $80,625, depreciation and amortization of $68,001, and the amortization of discount on notes payable and debentures of $532,384.  We had cash used by the increase in accounts receivable of $3,197, prepaid loan costs of $303,949, increased inventory of $1,177,463, increase in rent and utility deposits of $11,180 associated with our office relocation, and a decrease in accounts payable and accrued expenses of $39,382.  We had cash provided due to the decrease in prepaid expenses of $149,549, decrease in deposits on inventory of $89,984, an increase in deferred revenue of $1,175 and an increase in accrued interest of $148,855.  Net cash used by operating activities during the nine months ended September 30, 2014 was $4,221,868.

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

On July 31, 2015, we conducted the Fourth Closing pursuant to the sale of additional Senior Secured Debentures for $50,000 and issued 50,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to our CEO/President, C. Stephen Cochennet. A copy of Mr. Cochennet’s senior secured debenture is attached hereto as Exhibit 10.63.

On August 12, 2015, a debenture holder converted $40,000 in principal amount of its debenture to 533,333 shares common stock, we authorized the issuance of 6,168 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 40,000 warrants.

On August 26, 2015, we conducted the Fifth Closing pursuant to the sale of additional Senior Secured Debentures for $50,000 and issued 50,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to our CEO/President, C. Stephen Cochennet. A copy of Mr. Cochennet’s senior secured debenture is attached hereto as Exhibit 10.64.

On September 14, 2015, we conducted the Sixth Closing pursuant to the sale of additional Senior Secured Debentures for $15,000 and issued 15,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to our CEO/President, C. Stephen Cochennet. A copy of Mr. Cochennet’s senior secured debenture is attached hereto as Exhibit 10.65.

On September 1, 2015, we authorized 2,933,705 shares for payment of interest to debenture holders for interest through September 1, 2015.  These shares were issued prior to September 30, 2015.

On September 18, 2015, a debenture holder converted $50,000 in principal amount of its debenture to 666,666 shares common stock, we authorized the issuance of 36,529 restricted shares of common stock for interest associated with the principal amount of the debenture being converted.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 50,000 warrants.

Subsequent Issuances After Quarter-End

On October 5, 2015, a debenture holder converted $60,000 in principal amount of its debenture to 800,000 shares common stock.  As a result of the conversion, the holders currently issued warrants automatically increased by an additional 60,000 warrants.

On October 29, 2015, we conducted the Seventh Closing pursuant to the sale of additional Senior Secured Debentures for $100,000 and issued 100,000 Class C warrants to purchase shares of common stock for five years at $0.10 per share to our CEO/President, C. Stephen Cochennet. A copy of Mr. Cochennet’s senior secured debenture is attached hereto as Exhibit 10.66.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Press Releases

On September 3, 2015, we issued a press release disclosing several Pro V2 deployments by private security companies and healthcare facilities. A copy of the press release is attached hereto as Exhibit 99.18.

Third Amendment to Outstanding Debentures

Effective October 16, 2015, we entered into the Third Amendment to Securities Purchase Agreement dated October 7, 2015 (the “Third Amendment”) with a majority of the debenture holders holding $7,147,500 in principal amount of debentures pursuant to a Securities Purchase Agreement, and related transaction documents, dated May 27, 2014, as amended (the “Debenture Agreements”). Under the terms of the Third Amendment, the Debenture Agreements were amended to extend the time for us to offer Debentures through March 1, 2016. A copy of the Third Amendment is attached hereto as Exhibit 10.67.

Uptick Capital Consulting Agreement

Effective November 10, 2015, we entered into an agreement with Uptick Capital LLC, a Connecticut Limited Liability Company (“Uptick Capital”) to act as our business consultant. The agreement has an initial term of two months and will renew for subsequent two-month terms unless earlier terminated. The agreement provides that Uptick Capital will use its best efforts to: (a) become familiar with our business and operations and review and analyze our formal and informal strategic, marketing, financial and business plans and (b) advise us in strategic planning matters and assist in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of our business objectives.

In exchange for Uptick Capital’s services, we agreed to pay Uptick Capital $25,000 per month, which is payable in shares of our common stock at $0.075 per share. We agreed to immediately issue 333,333 shares of restricted common stock to Uptick Capital for the first month of services upon the effectiveness of this agreement and we agreed to issue an additional 333,333 shares of restricted common stock to Uptick Capital on or about December 11, 2015 for the second month of services.  The amount of shares to be issued to Uptick for each of the subsequent months, if any, shall be the higher of either $20,000 divided by $0.075 or $20,000 divided by the last 10 day average closing price of the prior month continuing on the 10th business day of every month thereafter (throughout the remainder of every Renewal Term) until the Agreement is terminated. A copy of the Uptick Capital consulting agreement is attached hereto as Exhibit 10.68.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Global Risk Management & Investigative Solutions, G8 Acquisition Subsidiary, Inc. and Guardian 8 Corporation effective November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 6, 2010)

2.2	Articles of Merger (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2010)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 23, 2011)
3.2	Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1(ii) to Form 8-K filed on April 30, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 21, 2010)
4.1	Article VI of Amended and Restated Articles of Incorporation (included in Exhibit 3.1)
4.2	Article II and Article VIII of Bylaws (incorporated by reference to Exhibit 3(ii)(a) to Form S-1 filed on May 16, 2008)
10.1†	Hughes Employment Agreement effective December 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 9, 2011)
10.2†	Hanrahan Engagement Agreement effective April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2012)
10.3†	Hanrahan Amendment No. 1 to Interim CFO Agreement dated March 4, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 18, 2013)
10.4†	Hughes Amended and Restated Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 18, 2013)
10.5†	Rojas Employment Agreement with Guardian 8 Corporation effective October 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on March 18, 2013)
10.6	Securities Purchase Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2014)
10.7	Registration Rights Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.8	Form of Secured Guaranty dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2014)
10.9	Form of Pledge and Security Agreement dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2014)
10.10	Form of Class C Warrant (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 28, 2014)
10.11	Senior Secured Debenture ($1,500,000) Wolverine Flagship Fund Trading Limited dated May 27, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 28, 2014)
10.12	Senior Secured Debenture ($1,000,000) Pinnacle Family Office Investments, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 28, 2014)
10.13	Senior Secured Debenture ($1,000,000) CK Management, LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 28, 2014)
10.14	Senior Secured Debenture ($750,000) Atlas Allocation Fund, L.P. dated May 27, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on May 28, 2014)
10.15	Senior Secured Debenture ($500,000) Calm Waters Partnership dated May 27, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on May 28, 2014)
10.16	Senior Secured Debenture ($250,000) Hard 4 Holdings LLC dated May 27, 2014 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on May 28, 2014)
10.17	Senior Secured Debenture ($100,000) Carl Feldman dated May 27, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on May 28, 2014)
10.18	Senior Secured Debenture ($50,000) Brett Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on May 28, 2014)
10.19	Senior Secured Debenture ($50,000) Taylor Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on May 28, 2014)
10.20	Senior Secured Debenture ($50,000) Cary Luskin dated May 27, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on May 28, 2014)
10.21†	Hanrahan Amendment No. 2 to Interim CFO Agreement dated May 22, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 28, 2014)
10.22	Senior Secured Debenture ($300,000) Southwell Capital, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2014)
10.23	Senior Secured Debenture ($250,000) Atlas Allocation Fund, L.P. dated June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 3, 2014)

10.24	Senior Secured Debenture ($225,000) Precept Capital Master Fund, GP dated June 2, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 3, 2014)
10.25	Senior Secured Debenture ($200,000) Sandor Capital Master Fund dated June 2, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 3, 2014)
10.26	Senior Secured Debenture ($125,000) The Precept Fund II, LP dated June 2, 2014 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 3, 2014)
10.27	Senior Secured Debenture ($100,000) James K. Price dated June 2, 2014 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 3, 2014)
10.28	Senior Secured Debenture ($80,000) Vestal Venture Capital dated June 2, 2014 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 3, 2014)
10.29	Senior Secured Debenture ($50,000) Helmsbridge Holdings Limited dated June 2, 2014 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 3, 2014)
10.30	Senior Secured Debenture ($50,000) JSL Kids Partners dated June 2, 2014 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 3, 2014)
10.31	Senior Secured Debenture ($52,680.82) Cranshire Capital Master Fund, Ltd. dated June 13, 2014 (incorporated by reference to Exhibit 10.77 to the Form S-1 filed on August 29, 2014)
10.32	Senior Secured Debenture ($170,000) C. Stephen Cochennet dated June 2, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 3, 2014)
10.33	Senior Secured Debenture ($50,000) James G. Miller dated June 2, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 3, 2014)
10.34	Senior Secured Debenture ($25,000) Corey Lambrecht dated June 2, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 3, 2014)
10.35	Senior Secured Debenture ($20,372.60) Nolton Enterprises dated August 26, 2014 (incorporated by reference to Exhibit 10.81 to the Form S-1 filed on August 29, 2014)
10.36	Senior Secured Debenture ($10,000) William Clough dated June 2, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 3, 2014)
10.37	Senior Secured Debenture ($10,000) Kathleen Hanrahan dated June 2, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on June 3, 2014)
10.38	Senior Secured Debenture ($10,000) Kyle Edwards dated June 2, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 3, 2014)
10.39	Senior Secured Debenture ($22,500) Equitec Specialists, LLC dated June 13, 2014 (incorporated by reference to Exhibit 10.85 to the Form S-1 filed on August 29, 2014)
10.40†	Kuty Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.86 to the Form 10-Q filed on November 14, 2014)
10.41†	Cochennet New Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.87 to the Form 10-K filed on March 31, 2015)
10.42†	Hughes Second Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.88 to the Form 10-K filed on March 31, 2015)
10.43†	Grove Executive Employment Agreement effective November 1, 2014 (incorporated by reference to Exhibit 10.89 to the Form 10-K filed on March 31, 2015)
10.44†	Rojas Amended and Restated Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.90 to the Form 10-K filed on March 31, 2015)
10.45†	Brill Executive Employment Agreement effective January 1, 2015 (incorporated by reference to Exhibit 10.91 to the Form 10-K filed on March 31, 2015)
10.46	First Amendment to Securities Purchase Agreement dated April 24, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2015)
10.47	Securities Purchase Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 8, 2015)
10.48	Registration Rights Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 8, 2015)
10.49	Form of Secured Guaranty dated June 2, 2015 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 8, 2015)
10.50	Form of Joinder to Pledge and Security Agreement dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on June 8, 2015)
10.51	Form of Class C Warrant (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on June 8, 2015)
10.52	Senior Secured Debenture ($200,000) First Bank & Trust as Custodian for Ronald L. Chez dated June 2, 2015 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on June 8, 2015)
10.53	Senior Secured Debenture ($160,000) C. Stephen Cochennet dated June 2, 2015 (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on June 8, 2015)
10.54	Senior Secured Debenture ($100,000) JT Estate Trust Dtd 7/3/13 dated June 2, 2015 (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on June 8, 2015)
10.55	Senior Secured Debenture ($50,000) Coal Creek Energy, LLC dated June 2, 2015 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on June 8, 2015)

10.56	Senior Secured Debenture ($50,000) Harvey M. Burstein dated June 2, 2015 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on June 8, 2015)
10.57	Senior Secured Debenture ($25,000) Cradle Rock LLC dated June 2, 2015 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on June 8, 2015)
10.58	Senior Secured Debenture ($20,000) William M. Stern Revocable Living Trust dated June 2, 2015 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on June 8, 2015)
10.59	Senior Secured Debenture ($10,000) Kent and Lisa Renae Nelson JTWROS dated June 2, 2015 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on June 8, 2015)
10.60	Senior Secured Debenture ($10,000) Gary A. Padjen dated June 2, 2015 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on June 8, 2015)
10.61	Guardian 8 Holdings Stock Incentive Plan (incorporated by reference to Exhibit 10.61 to the Form 10-Q filed on August 14, 2015)
10.62	Second Amendment to Securities Purchase Agreement dated August 3, 2015 (incorporated by reference to Exhibit 10.62 to the Form 10-Q filed on August 14, 2015)
10.63	Senior Secured Debenture ($50,000) C. Stephen Cochennet dated July 31, 2015
10.64	Senior Secured Debenture ($50,000) C. Stephen Cochennet dated August 26, 2015
10.65	Senior Secured Debenture ($15,000) C. Stephen Cochennet dated September 14, 2015
10.66	Senior Secured Debenture ($100,000) C. Stephen Cochennet dated October 29, 2015
10.67	Third Amendment to Securities Purchase Agreement dated October 7, 2015
10.68	Uptick Capital Consulting Agreement dated November 10, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Business Conduct and Ethics effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.2	Related Party Transaction Policy effective March 23, 2012 (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 29, 2012)
99.3	Executive Committee Charter (incorporated by reference to Exhibit 99.1 to Form 10-K filed on March 23, 2011)
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on April 30, 2012)
99.5	Governance, Compensation and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on April 30, 2012)
99.6	Presentation as of January 19, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on January 20, 2015)
99.7	ADS Tactical Engagement Press Release dated November 25, 2014 (incorporated by reference to Exhibit 99.23 to the Form 10-K filed on March 31, 2015)
99.8	Lessons from Ferguson Press Release dated December 4, 2014 (incorporated by reference to Exhibit 99.24 to the Form 10-K filed on March 31, 2015)
99.9	100 Pilot Accounts Press Release dated January 13, 2015 (incorporated by reference to Exhibit 99.25 to the Form 10-K filed on March 31, 2015)
99.10	Texas Hospital Pro V2 Deployment Press Release dated February 4, 2015(incorporated by reference to Exhibit 99.26 to the Form 10-K filed on March 31, 2015)
99.11	Ecuador, Uruguay and Panama Distributor Press Release dated February 18, 2015 (incorporated by reference to Exhibit 99.27 to the Form 10-K filed on March 31, 2015)
99.12	India Sales Opportunities Press Release dated March 6, 2015 (incorporated by reference to Exhibit 99.28 to the Form 10-K filed on March 31, 2015)
99.13	Top 50 Most Popular Voices in U.S. Hospital Security Press Release dated April 1, 2015 (incorporated by reference to Exhibit 99.13 to the Form 10-Q filed on May 14, 2015)
99.14	Q1 2015 Best Quarter Since Inception Press Release dated April 7, 2015 (incorporated by reference to Exhibit 99.14 to the Form 10-Q filed on May 14, 2015)
99.15	UAE 20 Unit Sale Press Release dated June 3, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 8, 2015)
99.16	Pro V2 School District Pilot Program Press Release dated June 16, 2015 (incorporated by reference to Exhibit 99.16 to the Form 10-Q filed on August 14, 2015)
99.17	Universal Protection Service Endorsement Press Release dated July 7, 2015 (incorporated by reference to Exhibit 99.17 to the Form 10-Q filed on August 14, 2015)
99.18	Pro V2 Deployment press release dated September 3, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 † Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN 8 HOLDINGS (Registrant)

Date: November 13, 2015	By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet
Chief Executive Officer
(On behalf of the Registrant and as Chief Executive Officer)

Date: November 13, 2015	By:	/s/ Kathleen Hanrahan
Kathleen Hanrahan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)